Form 10-Q
period 2023-09-30
Spark I Acquisition Corp
filed 2023-11-15
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41825

SPARK I ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	87-1738866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3790 El Camino Real, Unit #570 Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

(650) 353-7082

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	SPKLU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	SPKL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SPKLW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 13, 2023, there were 10,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

SPARK I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$113,646	$587,641
Prepaid expenses	71,055	87,500
Total Current Assets	184,701	675,141

Deferred offering costs	999,922	629,358
Total Assets	$1,184,623	$1,304,499

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$18,378	$20
Accrued offering costs	417,441	316,636
Related party payable	5,502	—
Promissory note payable – Sponsor	3,750,000	2,750,000
Total Current Liabilities	4,191,321	3,066,656
Commitments and contingencies (Note 6)
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,870,130 shares issued and outstanding(1)	687	687
Additional paid-in capital	24,313	24,313
Accumulated deficit	(3,031,698)	(1,787,157)
Total Shareholders’ Deficit	(3,006,698)	(1,762,157)
Total Liabilities and Shareholders’ Deficit	$1,184,623	$1,304,499
(1)	Includes an aggregate of up to 448,052 shares of Class B ordinary shares subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters and includes 3,435,065 Class B ordinary shares subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2023	2022	2023	2022
Administration fee – related party	$74,715	$37,500	$143,305	$112,500
Formation and operating expenses	373,416	239,670	1,101,236	779,661
TOTAL EXPENSES	448,131	277,170	1,244,541	892,161
OTHER INCOME
Interest income	—	1	—	3
TOTAL OTHER INCOME		1	—	3
Net loss	$(448,131)	$(277,169)	$(1,244,541)	$(892,158)
Weighted average shares outstanding basic and diluted(1)	6,422,078	6,422,078	6,422,078	6,422,078
Basic and diluted net loss per ordinary share	$(0.07)	$(0.04)	$(0.19)	$(0.14)
(1)	Excludes an aggregate of up to 448,052 shares of Class B ordinary shares subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters and includes 3,435,065 Class B ordinary shares subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023(1)	6,870,130	$687	$24,313	$(1,787,157)	$(1,762,157)
Net loss	—	—	—	(353,356)	(353,356)
Balance, March 31, 2023	6,870,130	687	24,313	(2,140,513)	(2,115,513)
Net loss	—	—	—	(443,054)	(443,054)
Balance, June 30, 2023	6,870,130	687	24,313	(2,583,567)	(2,558,567)
Net loss	—	—	—	(448,131)	(448,131)
Balance, September 30, 2023	6,870,130	$687	$24,313	$(3,031,698)	$(3,006,698)

	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022(1)	6,870,130	$687	$24,313	$(454,449)	$(429,449)
Net loss	—	—	—	(271,558)	(271,558)
Balance, March 31, 2022	6,870,130	687	24,313	(726,007)	(701,007)
Net loss	—	—	—	(343,431)	(343,431)
Balance, June 30, 2022	6,870,130	687	24,313	(1,069,438)	(1,044,438)
Net loss	—	—	—	(277,169)	(277,169)
Balance, September 30, 2022	6,870,130	$687	$24,313	$(1,346,607)	$(1,321,607)
(1)	Includes an aggregate of up to 448,052 shares of Class B ordinary shares subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriters and include 3,435,065 Class B ordinary shares subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net loss	$(1,244,541)	$(892,158)
Changes in operating assets and liabilities:
Prepaid expenses	16,445	116,431
Other assets	—	50,000
Deferred other costs	(370,564)	—
Related party payable	5,502	—
Accrued expenses and offering costs	119,163	(195)
Net Cash Used In Operating Activities	(1,473,995)	(725,922)
Cash Flows From Financing Activities:
Proceeds from issuance of debt – sponsor	1,000,000	1,750,000
Net Cash Provided by Financing Activities	1,000,000	1,750,000
Net change in cash	(473,995)	775,681
Cash at beginning of period	587,641	251,159
Cash at end of period	$113,646	$1,026,840

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Spark I Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on July 12, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2023. On October 11, 2023, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3, and the sale of 8,490,535 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to SLG SPAC Fund LLC (the “Sponsor”) that closed simultaneously with the Initial Public Offering.

The Company incurring offering costs of $6,590,678, including underwriting fees of $2,000,000, deferred underwriting fees of $3,500,000 (see Note 5) and other costs of $1,090,678.

On October 10, 2023, the underwriter informed the Company that it will not be exercising the over-allotment option. As a result, the Sponsor forfeited an aggregate of 448,052 Class B ordinary shares of the Company, par value $0.0001 per share. Such forfeited shares were cancelled by the Company prior to the consummation of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.05 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of ordinary shares as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an initial Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 21 months from the closing of the Initial Public Offering (the ‘Combination Period”), or the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Intial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Company’s initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, the Company may not be able to complete its initial business combination, and the investors would receive such lesser amount per share in connection with any redemption of their public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $113,646 in its operating bank account and a working capital deficit of $4,006,620. Upon the subsequent completion of the Company's Initial Public Offering on October 11, 2023, the Company had $2,136,373 in its operating bank account, $100,500,000 in its trust account, and working capital of $1,785,518.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the nine months then ended. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023, or any future interim period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, the Company had deferred offering costs of $999,922 and $629,358, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 448,052 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5) and include 3,435,065 Class B ordinary shares subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution At September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ deficit. If the warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity- linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit will consist of one share of Class A ordinary shares and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,490,535 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,490,535) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On December 8, 2021, the Sponsor received 6,870,130 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for a payment $25,000 of offering costs made on behalf of the Company.

On April 1, 2022, the Sponsor transferred a total of 850,000 Class B ordinary shares to certain of the Company’s officers and directors. These 850,000 shares shall not be subject to forfeiture in the event the underwriter’s overallotment option is not exercised in full or the forward purchaser elects to terminate or reduce its commitment to purchase the agreed forward purchase securities pursuant to the forward purchase agreement (see Note 6). Management has determined that the fair market value for the Founder Shares ($4,564,500 or $5.37 per share) should be disclosed as unrecognized, non-employee, equity-based compensation as of the transfer date. The non-employee, equity-based compensation component of these transactions will be recognized at the time of a business combination, if any.

On October 10, 2023, the underwriter informed the Company that it will not be exercising the over-allotment option. As a result, the Sponsor forfeited an aggregate of 448,052 Class B ordinary shares of the Company, par value $0.0001 per share. Such forfeited shares were cancelled by the Company prior to the consummation of the Initial Public Offering.

Of the Founder Shares, 3,345,065 are subject to forfeiture immediately prior to the closing of the Company’s initial business combination depending on the amount of the proceeds received under the forward purchase agreement, or in the event of our liquidation and subsequent dissolution. The number of the Founder Shares outstanding, which includes 3,435,065 Class B ordinary shares issued in connection with the forward purchase agreement.

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 24 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. Beginning January 1, 2023, the Company will amortize the remaining balance of prepaid administrative support fees over the new remaining period. The Company prepaid $300,000 for these support fees in 2021, of which $46,055 and $87,500 remains at September 30, 2023 and December 31, 2022, respectively. The Company recognized general and administrative fee expenses of $41,445 and $112,500 for the nine months ended September 30, 2023 and 2022, respectively.

Additionally, the Company paid the Sponsor $100,000 for management services for the year ended December 31, 2023. The Company recognized $25,000 and $75,000, respectively, of expense during the three and nine months ended September 30, 2023 related to these services and has a prepaid of $25,000 as of September 30, 2023.

Additionally, the Company paid the Sponsor $40,000 for consulting services for the three and nine months ended September 30, 2023. No such fees were paid in 2022.

Promissory Notes — Related Party

In 2022, the Sponsor issued unsecured promissory notes to the Company (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of up to $3,750,000. The Promissory Notes are non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there was $3,750,000 and $2,750,000, respectively, outstanding under the Promissory Notes.

As of October 11, 2023, there was no amount outstanding under the Promissory Notes. At the closing of the Initial Public Offering, proceeds of $3,750,000 were used to pay the outstanding balance of the promissory notes.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private

Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 10, 2023, the underwriter informed the Company that it will not be exercising the over-allotment option. As a result, the Sponsor forfeited an aggregate of 448,052 Class B ordinary shares of the Company, par value $0.0001 per share. Such forfeited shares were cancelled by the Company prior to the consummation of the Initial Public Offering.

Subsequent to the balance sheet date, the Company paid the underwriters a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters is entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

SparkLabs Group Management, LLC (“forward purchaser”), an accredited institutional investor affiliated with the Sponsor, has entered into a forward purchase agreement with the Company that provides for the purchase by the forward purchaser of forward purchase units for an aggregate purchase price of at least $115,000,000 in a private placement to close concurrently with the closing of our initial business combination. The forward purchaser may purchase less than $115,000,000 worth of forward purchase units in accordance with the terms of the forward purchase agreement. In addition, the forward purchaser may terminate its commitment under the forward purchase agreement at any time before the closing of the Company’s initial business combination. Accordingly, if the forward purchaser exercises its right to terminate its commitment to purchase any forward purchase securities, the Company will not receive any of the amount of proceeds under the forward purchase agreement and all of the 3,435,065 Class B ordinary shares will then be forfeited prior to the closing of the Company’s initial business combination.

The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary stock included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A ordinary shares issued or outstanding.

In connection with the Initial Public Offering as of October 11, 2023, there were no shares of Class A ordinary shares issued or outstanding (excluding 10,000,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 6,870,130 shares of Class B ordinary shares issued and outstanding, up to 448,052 of which are subject to forfeiture depending on the extent to which the underwriter’s over-allotment option is exercised, and up to 3,435,065 of which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our liquidation and subsequent dissolution. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

On October 10, 2023, the underwriter informed the Company that it will not be exercising the over-allotment option. As a result, the Sponsor forfeited an aggregate of 448,052 Class B ordinary shares of the Company, par value $0.0001 per share. Such forfeited shares were cancelled by the Company prior to the consummation of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, at most 23% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of this offering, plus (ii) the total converted Class A ordinary shares to be sold pursuant to the forward purchase agreement. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8 — Warrants

There were no warrants outstanding as of September 30, 2023 and December 31, 2022. In connection with the Initial Public Offering there were 13,490,535 warrants (5,000,000 Public Warrants and 8,490,535 Private Warrants) outstanding as of October 11, 2023. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Redemption of Warrants When the Price per Share of Class A ordinary share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial business combination on the date of the completion of its initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2023, the date that the financial statements issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On October 11, 2023, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3, and the sale of 8,490,535 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in private placements to the Sponsor that closed simultaneously with the Initial Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Spark I Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SLG SPAC Fund LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 12, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 12, 2021 (inception) through September 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Following our Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023 and 2022, we had a net loss of $448,131 and $277,169, respectively, which is comprised of formation and operating costs.

For the nine months ended September 30, 2023 and 2022, we had a net loss of $1,244,541 and $892,158, respectively, which is comprised of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on October 11, 2023, we consummated the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,490,535 Private Placement Warrants to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,490,535.

Following the Initial Public Offering and the private placements, a total of $100,500,000 ($10.05 per Unit) was placed in the Trust Account.

We incurring offering costs of $6,590,678, including underwriting fees of $2,000,000, deferred underwriting fees of $3,500,000 and other costs of $1,090,678.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums and to pay an aggregate of $69,167 per month to our management team.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

We believe that amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $69,167 per month to our management team for their services. We began incurring these fees on May 1, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of 3.5% per unit or $3,500,000 in the aggregate of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting commission.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies. We have identified the following critical accounting policies:

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding 3,435,065 Class A ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 3,435,065 Class A ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution. At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity- linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on October 6, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except the one below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our operations are subject to risks associated with ongoing and potential future global conflicts.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2023, we consummated the Initial Public Offering of 10,000,000 units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole Public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,490,535 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $8,490,535 in the aggregate, in a private placement.

We incurred transaction costs amounting to $6,590,678 consisting of $2,000,000 of cash underwriting discount, $3,500,000 of deferred underwriting fees, and $1,090,678 of other offering costs.After deducting the underwriting fees (excluding the deferred portion of $3,500,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering and the private placement was $105,399,857, of which $100,500,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1(1)	Underwriting Agreement, dated October 5, 2023, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters.
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(1)	Warrant Agreement, dated October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Letter Agreement, dated October 5, 2023, by and among the Company, its executive officers, its directors and SLG SPAC Fund LLC.
10.2(1)	Investment Management Trust Agreement, dated October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated October 5, 2023, by and among the Company, SLG SPAC Fund LLC and the Holders signatory thereto.
10.4(1)	Private Placement Warrants Purchase Agreement, dated October 5, 2023, by and between the Company and SLG SPAC Fund LLC.
10.5(1)	Forward Purchase Agreement, dated October 5, 2023, by and between the Company and SparkLabs Group Management, LLC.
10.6(1)	Indemnity Agreement, dated October 5, 2023, by and between the Company and the officers and directors of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARK I ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)