Form 10-Q/A
period 2023-09-30
Spark I Acquisition Corp
filed 2024-04-04
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) of Spark I Acquisition Corporation (the “Company”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2023 (the “Original Filing”). As a result of a typographical and clerical error, the Sections 302 and 906 Certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Filing included incorrect names and signatures. This Form 10-Q/A is being filed solely to include revised Sections 302 and 906 Certifications.

Because the Company is refiling the Sections 302 and 906 Certifications, it is required to refile with this Form 10-Q/A the Original Filing in its entirety as amended by this Form 10-Q/A. Except for the revisions specified in this Explanatory Note, this Form 10-Q/A does not amend the Original Filing in any way and does not modify or otherwise update any disclosures contained in the Original Filing, which continues to speak as of the original date of the Original Filing (including, but not limited to, any forward-looking statements made in the Original Filing, which have not been revised to reflect events that occurred or facts that became known after the Original Filing, and such forward-looking statements should be read in their historical context). Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the Original Filing.

i

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

SPARK I ACQUISITION CORPORATION

Date: April 3, 2024	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 3, 2024	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)