Form 10-Q
period 2024-03-31
Spark I Acquisition Corp
filed 2024-05-10
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	SPKLU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value	SPKL	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SPKLW	The Nasdaq Stock Market LLC

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

As of May 1, 2024, there were 10,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

SPARK I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$932,714	$1,404,174
Prepaid expenses	196,845	156,541
Total Current Assets	1,129,559	1,560,715

Cash and cash equivalents held in trust	103,003,819	101,677,510
Other assets	51,499	77,248
Total Assets	$104,184,877	$103,315,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$504,202	$408,676
Related party payable	3,500	—
Total Current Liabilities	507,702	408,676

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	4,007,702	3,908,676
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 10,000,000 shares at redemption value of $10.30 and $10.17 as of March 31, 2024 and December 31, 2023, respectively	103,003,819	101,677,510

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,422,078 shares issued and outstanding at March 31, 2024 and December 31, 2023	642	642
Additional paid-in capital	—	246,705
Accumulated deficit	(2,827,286)	(2,518,060)
Total Shareholders’ Deficit	(2,826,644)	(2,270,713)
Total Liabilities and Shareholders’ Deficit	$104,184,877	$103,315,473

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2024	2023
Administration and consulting fees – related party	$321,215	$13,815
Operating expenses	234,717	339,541
TOTAL EXPENSES	555,932	353,356
OTHER INCOME
Operating account interest income	1	—
Interest earned on investments held in Trust Account	1,326,309	—
TOTAL OTHER INCOME	1,326,310	—
Net income (loss)	$770,378	$(353,356)

Weighted average Class A ordinary shares outstanding, basic and diluted	10,000,000	—
Basic and diluted net income (loss) per Class A ordinary share	$0.05	$—
Weighted average Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Net income	—	—	—	770,378	770,378
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(246,705)	(1,079,604)	(1,326,309)
Balance, March 31, 2024	6,422,078	$642	$—	$(2,827,286)	$(2,826,644)

	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	6,870,130	$687	$24,313	$(1,787,157)	$(1,762,157)
Net loss	—	—	—	(353,356)	(353,356)
Balance, March 31, 2023	6,870,130	$687	$24,313	$(2,140,513)	$(2,115,513)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net income (loss)	$770,378	$(353,356)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,326,309)	—
Changes in operating assets and liabilities:
Prepaid expenses	(40,304)	32,236
Other assets	25,749	(18,421)
Deferred offering costs	—	(1,267)
Related party payable	3,500	—
Accrued expenses and offering costs	95,526	13,900
Net Cash Used In Operating Activities	(471,460)	(326,908)
Cash Flows From Financing Activities:
Payments of offering costs	—	(102,684)
Net Cash Used in Financing Activities	—	(102,684)
Net change in cash	(471,460)	(429,592)
Cash at beginning of period	1,404,174	587,641
Cash at end of period	$932,714	$158,049

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,326,309	$—

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $932,714 in its operating bank account, $103,003,819 in the Trust Account and working capital of $621,857.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at March 31, 2024 and 2023, the 10,000,000 and 0, respectively, Class A ordinary shares subject to possible redemption in the amount of $103,003,819 and $0 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2024, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

March 31,
2024
Beginning balance, January 1, 2024	$101,677,510
Plus:
Remeasurement adjustment on redeemable ordinary shares	1,326,309
Class A ordinary shares subject to possible redemption, March 31, 2024	$103,003,819

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

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net loss per ordinary share.

	For the three months ended
	March 31,	March 31,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$469,111	$—
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	—
Basic and diluted net income per Class A Ordinary Share	$0.05	$—
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$301,267	$(353,356)
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class B Ordinary Shares	$0.05	$(0.06)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and 2023.

Investments held in Trust Account

At March 31, 2024 and 2023, the Company had $103,003,819 and $0 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 24 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. Beginning January 1, 2023, the Company will amortize the remaining balance of prepaid administrative support fees over the new remaining period. The Company prepaid $300,000 for these support fees in 2021, of which $18,425 remains at March 31, 2024. As of March 31, 2024 and December 31, 2023, total expense recognized on the amortization of these fees was $13,815 and $105,260.

Promissory Notes — Related Party

In 2022 and 2023, the Sponsor issued unsecured promissory notes to the Company (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of up to $3,750,000. The Promissory Notes are non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the Initial Public Offering. At the closing of the Initial

Public Offering, proceeds of $3,750,000 were used to pay the outstanding balance of the promissory notes. As of March 31, 2024, there was no amount outstanding under the Promissory Notes. There were promissory notes of $2,750,000 outstanding as of December 31, 2022. As of October 11, 2023, there was no amount outstanding under the Promissory Notes. At the closing of the Initial Public Offering, proceeds of $3,750,000 were used to pay the outstanding balance of the promissory notes.

Related Party Loans

On March 29, 2024, the Sponsor advanced the Company $3,500 for working capital purposes. The advances are non-interest bearing and are due on demand. This related party transaction is included on the accompanying balance sheet as a related party payable.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024, there were no shares of Class A ordinary shares issued or outstanding (excluding 10,000,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024, there were 6,422,078 shares of Class B ordinary shares issued and outstanding, up to 3,435,065 of which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our liquidation and subsequent dissolution. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of March 31, 2024 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		March 31,
Description	Level	2024	Level	2023
Assets:
Investments held in Trust Account	1	$103,003,819	1	$—

In accordance with the Company’s investment management trust agreement, investments held in trust consist only of money market mutual funds invested solely in direct U.S. treasury obligations, which is considered a Level 1 measurement. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2024 and 2023, there were no transfers into or out of Level 3.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 10, 2024, the date that the financial statements issued. Based upon this review, except as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Spark I Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SLG SPAC Fund LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Quarterly Report on Form 10-Q for the year ended December 31, 2023 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 12, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar combination with one or more businesses or assets, which we refer to throughout this Quarterly Report on Form 10-Q as our “Business Combination.” To date, our efforts have been limited to organizational activities and activities related to the search for a target business for our initial business combination. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. Since our initial public offering (the “Initial Public Offering”), we have completed a detailed assessment of SparkLabs Group ecosystem companies, and have finalized initial targets to prioritize. We are currently having substantive discussions with multiple prioritized targets and are working to having non-binding letters of intent signed with all prioritized targets, with the goal of executing a binding business combination agreement with a final target as efficiently as practicable.

We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement warrants (the “Private Placement Warrants”), our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 12, 2021 (inception) through March 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $770,378, which consists of operating expenses of $234,717 and administration and consulting fees – related party of $321,215, partially offset by the interest earned on investments held in the Trust Account of $1,326,309 and operating account interest income of $1.

Liquidity, Capital Resources and Going Concern

On October 11, 2023, we consummated our Initial Public Offering of 10,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, par value $0.0001 and one-half of one redeemable warrant (the “Public Warrants”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, beginning 30 days after the completion of the Company’s initial Business Combination. We granted Cantor Fitzgerald & Co., as representative of the underwriters (“Cantor”), a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments. Subsequently, On October 10, 2023, Cantor informed the Company that it will not be exercising the over-allotment option. As a result, the Sponsor forfeited an aggregate of 448,052 Class B ordinary shares. Such forfeited shares were cancelled by the Company prior to the consummation of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) with our Sponsor, who purchased 8,490,535 Private Placement Warrants, generating total proceeds of $8,490,535. The terms of the Private Placement Warrants are identical to the Public Warrants, except that, for so long as the Private Placement Warrants are held by the Sponsor or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, and (ii) are entitled to registration rights. The Private Placement Warrants will be worthless if the Company does not complete an initial Business Combination.

A total of $100,500,000 ($10.05 per Unit, which amount includes $3,500,000 of the underwriters’ deferred discount) of the net proceeds from the sale of Units in the Initial Public Offering and the Private Placements on October 11, 2023 was placed in a trust account maintained for the benefit of the public shareholders at Continental Stock Transfer & Trust Company, as a trustee and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Class A ordinary shares included in the Units sold in the Initial Public Offering if we are unable to complete our initial Business Combination by July 11, 2025, subject to applicable law or (iii) the redemption of any of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its public shares if it has not consummated an initial Business Combination by July 11, 2025 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

As of March 31, 2024, we had $932,714 in our operating bank account, $103,003,819 in the Trust Account and working capital of $621,857.

Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of our trust account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding 3,435,065 Class A ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 3,435,065 Class A ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution. At March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SPARK I ACQUISITION CORPORATION

Date: May 10, 2024	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)