Form 10-Q
period 2024-09-30
Spark I Acquisition Corp
filed 2024-11-12
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 8, 2024, there were 10,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED September 30, 2024

i

SPARK I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$82,760	$1,404,174
Prepaid expenses	124,661	156,541
Total Current Assets	207,421	1,560,715

Investments held in trust	105,701,457	101,677,510
Other assets	—	77,248
Total Assets	$105,908,878	$103,315,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$455,374	$408,676
Related party payable	3,500	—
Total Current Liabilities	458,874	408,676

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	3,958,874	3,908,676
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 10,000,000 shares at redemption value of $10.57 and $10.17 at September 30, 2024 and December 31, 2023, respectively	105,701,457	101,677,510

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023 (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,422,078 shares issued and outstanding at September 30, 2024 and December 31, 2023	642	642
Additional paid-in capital	—	246,705
Accumulated deficit	(3,752,095)	(2,518,060)
Total Shareholders’ Deficit	(3,751,453)	(2,270,713)
Total Liabilities and Shareholders’ Deficit	$105,908,878	$103,315,473

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2024	2023	2024	2023
Administration fee – related party	$312,350	$74,715	$965,030	$143,305
Formation and operating expenses	142,271	373,416	515,714	1,101,236
TOTAL EXPENSES	454,621	448,131	1,480,744	1,244,541
OTHER INCOME
Interest income	1	—	4	—
Unrealized gain on investments held in Trust Account	1,356,606	—	4,023,947	—
TOTAL OTHER INCOME	1,356,607	—	4,023,951	—
Net income (loss)	$901,986	$(448,131)	$2,543,207	$(1,244,541)

Weighted average Class A ordinary shares outstanding, basic and diluted	10,000,000	—	10,000,000	—
Basic and diluted net income per Class A ordinary share	$0.05	$—	$0.15	$—
Weighted average Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078	6,422,078	6,422,078
Basic and diluted net income (loss) per Class B ordinary share	$0.05	$(0.07)	$0.15	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

			Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Net Income	—	—	—	770,378	770,378
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(246,705)	(1,079,604)	(1,326,309)
Balance, March 31, 2024	6,422,078	642	—	(2,827,286)	(2,826,644)
Net Income	—	—	—	870,843	870,843
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,341,032)	(1,341,032)
Balance, June 30, 2024	6,422,078	642	—	$(3,297,475)	$(3,296,833)
Net Income	—	—	—	901,986	901,986
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,356,606)	(1,356,606)
Balance, September 30, 2024	6,422,078	$642	$—	$(3,752,095)	$(3,751,453)

			Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	6,870,130	$687	$24,313	$(1,787,157)	$(1,762,157)
Net loss	—	—	—	(353,356)	(353,356)
Balance, March 31, 2023	6,870,130	687	24,313	(2,140,513)	(2,115,513)
Net loss	—	—	—	(443,054)	(443,054)
Balance, June 30, 2023	6,870,130	687	24,313	(2,583,567)	(2,558,567)
Net Loss	—	—	—	(448,131)	(448,131)
Balance, September 30, 2023	6,870,130	$687	$24,313	$(3,031,698)	$(3,006,698)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net income (loss)	$2,543,207	$(1,244,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,023,947)	—
Changes in operating assets and liabilities:
Prepaid expenses	31,880	16,445
Other assets	77,248	—
Deferred offering costs	—	(370,564)
Related party payable	3,500	5,502
Accrued expenses and offering costs	46,698	119,163
Net Cash Used In Operating Activities	(1,321,414)	(1,473,995)
Cash Flows From Financing Activities:
Proceeds from issuance of debt - Sponsor	—	1,000,000
Net Cash Provided By Financing Activities	—	1,000,000
Net change in cash	(1,321,414)	(473,995)
Cash at beginning of period	1,404,174	587,641
Cash at end of period	$82,760	$113,646

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$4,023,947	$—

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $82,760 in its operating bank account and a working capital deficit of $251,453.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 11, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to July 11, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond July 11, 2025, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at September 30, 2024 and 2023, the 10,000,000 and 0, respectively, Class A ordinary shares subject to possible redemption in the amount of $105,701,457 and $0 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2024, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

September 30,
2024
Beginning balance, January 1, 2024	$101,677,510
Plus:
Remeasurement adjustment on redeemable ordinary shares	1,326,309
Class A ordinary shares subject to possible redemption, March 31, 2024	$103,003,819
Plus:
Remeasurement adjustment on redeemable ordinary shares	1,341,032
Class A ordinary shares subject to possible redemption, June 30, 2024	$104,344,851
Plus:
Remeasurement adjustment on redeemable ordinary shares	1,356,606
Class A ordinary shares subject to possible redemption, September 30, 2024	$105,701,457

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss)per ordinary share.

	For the nine months ended
	September 30,	September 30,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$1,548,651	$—
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	—
Basic and diluted net income per Class A Ordinary Share	$0.15	$—
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$994,556	$(1,244,541)
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income (loss) per Class B Ordinary Share	$0.15	$(0.19)

	For the three months ended
	September 30,	September 30,
	2024	2023
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$549,252	$—
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	—
Basic and diluted net income per Class A Ordinary Share	$0.05	$—
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$352,734	$(448,131)
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income (loss) per Class B Ordinary Share	$0.05	$(0.07)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments held in Trust Account

At September 30, 2024 and December 31, 2023, the Company had $105,701,457 and $101,677,510 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 24 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. Beginning January 1, 2023, the Company will amortize the remaining balance of prepaid administrative support fees over the new remaining period. The Company prepaid $300,000 for these support fees in 2021, of which $0 and $32,237 remains at September 30, 2024 and December 31, 2023, respectively. The Company recognized general and administrative fee expenses related to this agreement of $32,240 and $41,445 for the nine months ended September 30, 2024 and 2023, respectively.

Additionally, the Company also pays the Sponsor for management services. No management services were paid or recognized during the nine months ended September 30, 2024. The Company recognized $75,000 related to these services during the nine months ended September 30, 2023.

Promissory Notes — Related Party

In 2022 and 2023, the Sponsor issued unsecured promissory notes to the Company (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of up to $3,750,000. The Promissory Notes are non-interest bearing and payable on the earlier of (i) December 31, 2023, or (ii) the consummation of the Initial Public Offering. At the closing of the Initial Public Offering, proceeds of $3,750,000 were used to pay the outstanding balance of the promissory notes. As of September 30, 2024, there was no amount outstanding under the Promissory Notes. There were promissory notes of $2,750,000 outstanding as of December 31, 2022. As of October 11, 2023, there was no amount outstanding under the Promissory Notes. At the closing of the Initial Public Offering, proceeds of $3,750,000 were used to pay the outstanding balance of the promissory notes.

Related Party Loans

On March 29, 2024, the Sponsor advanced the Company $3,500 for working capital purposes. The advances are non-interest bearing and are due on demand. This related party transaction is included on the accompanying balance sheets as a related party payable.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

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

The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were no shares of Class A ordinary shares issued or outstanding (excluding 10,000,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 6,422,078 shares of Class B ordinary shares issued and outstanding, up to 3,435,065 of which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our liquidation and subsequent dissolution. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of September 30, 2024 and December 31, 2023 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2024	Level	2023
Assets:
Investments held in Trust Account	1	$105,701,457	1	$101,677,510

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the nine months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 8, 2024, the date that the financial statements issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 12, 2021 (inception) through September 30, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $901,986, which consists of operating expenses of $142,271 and administration and consulting fees – related party of $312,350 offset by the interest earned on investments held in the Trust Account of $1,356,606 and operating account interest income of $1.

For the nine months ended September 30, 2024, we had net income of $2,543,207, which consists of operating expenses of $515,714 and administration and consulting fees – related party of $965,030, offset by the interest earned on investments held in the Trust Account of $4,023,947 and operating account interest income of $4.

For the three months ended September 30, 2023, we had net loss of $448,131, which consists of operating expenses of $373,416 and administration and consulting fees – related party of $74,715.

For the nine months ended September 30, 2023, we had net loss of $1,244,541, which consists of operating expenses of $1,101,236 and administration and consulting fees – related party of $143,305.

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

As of September 30, 2024, we had $82,760 in our operating bank account, $105,701,457 in the Trust Account and working capital deficit of $251,453.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 11, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to July 11, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond July 11, 2025, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding 3,435,065 Class A ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 3,435,065 Class A ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution. At September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPARK I ACQUISITION CORPORATION

Date: November 8, 2024	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)