Form 10-K
period 2024-12-31
Spark I Acquisition Corp
filed 2025-03-21
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

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

The aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A ordinary shares on June 28, 2024, as reported by the Nasdaq Global Market (“Nasdaq”) on such date, was approximately $103.5 million.

As of March 17, 2025, there were 10,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including with Kneron Holding Corporation (“Kneron”);
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our ability to continue as a going concern; or
●	our financial performance.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include our ability to consummate a business combination with Kneron or any other operating company on acceptable terms, if at all, before the outside date under our amended and restated memorandum of articles of association, as well as those risks discussed elsewhere in this Annual Report on Form 10-K, including those under the heading “Risk Factors.”

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

ii

PART I

Item 1. Business

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Spark I Acquisition Corporation.

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

We announced in October 2024 that we had signed a non-binding letter-of-intent (“LOI”) for a business combination with Kneron Holding Corporation (“Kneron”), a leading provider of full stack edge artificial intelligence (“AI”) solutions based in San Diego, California, as well as a non-binding LOI for a business combination with a company in the hospitality software as a service/platform space. While both of these LOIs have expired, we have moved to the next phase of actively negotiating the terms of a binding business combination agreement with Kneron.

On October 11, 2023, we consummated our initial public offering (“IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 ( “Class A ordinary shares”), and one-half of one redeemable warrant (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, beginning 30 days after the completion of the Company’s initial business combination. We granted Cantor Fitzgerald & Co., as representative of the underwriters (“Cantor”), a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments. Subsequently, On October 10, 2023, Cantor informed the Company that it will not be exercising the over-allotment option. As a result, SLG SPAC Fund LLC (the “Sponsor”) forfeited an aggregate of 448,052 Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B ordinary shares”). Such forfeited shares were cancelled by the Company prior to the consummation of the IPO.

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

We, with SparkLabs Group and our management team, are uniquely positioned to take advantage of the growing set of acquisition opportunities focused on the SparkLabs Group ecosystem of companies, including both portfolio companies and a wider set of companies that are linked to overall SparkLabs Group networks and initiatives. SparkLabs Group has actively helped to nurture and grow these ecosystem companies throughout their lifecycle — supporting them through fund raising from initial seed investments to late-stage funding, and through involvement in helping them build business networks and capabilities. We believe that many of these ecosystem companies have matured to the stage where they are looking for a path to a public listing, and we believe that the special purpose acquisition company (“SPAC”) structure is ideally suited to help bring these companies to market. We are also ideally suited to targeting and acquiring SparkLabs Group ecosystem companies via a de-SPAC transaction given our leadership role in building the ecosystem and based on the relationships and trust that we have built with these companies, and the value we have helped these companies create over time. We will utilize our existing investment opportunity identification, evaluation, structuring and execution experience to identify, evaluate, and execute a business combination. After the initial business combination, we will also continue to support the merged company and help it become successful in the public markets.

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

Since our IPO, we have completed a detailed assessment of SparkLabs Group ecosystem companies, and have finalized initial targets to prioritize. Following substantive discussions with multiple prioritized targets, in October 2024, we announced that we had signed a non-binding LOI for a business combination with Kneron, a leading provider of full stack edge AI solutions based in San Diego, California, as well as a non-binding LOI for a business combination with a company in the hospitality software as a service/platform space. While both of these LOIs have expired, we have moved to the next phase of actively negotiating the terms of a binding business combination agreement with Kneron.

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

Consistent with our strategy, we have categorized our entire portfolio and extended ecosystem companies based on various criteria to identify the candidates we think are the most public company ready and we will seek a business combination with a company that will benefit from being publicly traded and having access to the public capital markets. We believe the acquired company should have the following attributes:

●	Compelling Business Model and Competitive Advantage. We will prioritize companies that have business models and strategies aligned to the changes in the global economy over the last few years. We believe these impacts are driven by permanent changes in consumer behavior towards online, virtual and sharing economies (including changes being driven by the ongoing development and adaptation of generative AI and the metaverse). These changes have been wide reaching in nature and successful companies are present in every horizontal and vertical sector — including direct B2C companies in many consumer product categories, and the vast range of B2B companies supporting these B2C companies (including hardware, software, middleware, infrastructure, cloud, payments, etc.). We would especially focus on companies we believe have built strong competitive positions based on a disruptive approach to customers, products and operations.
●	Established Companies with Proven Track Records at Inflection Points. We will typically focus on companies with a history of strong operating and financial results that already generate, or have the potential to generate, consistent and predictable cash flow. We will focus in particular on companies where we can help facilitate growth by bringing to bear additional ecosystem partnerships, management expertise, new product or service innovations and, where appropriate, add-on acquisitions.
●	Significant Potential for Revenue and Earnings Growth. We will seek to acquire a business that has the potential for significant revenue and earnings growth through a combination of organic growth initiatives, synergistic add-on acquisitions, new product markets and geographies, increased production capacity and increased operating leverage.
●	Unrecognized Value. We will look for companies that we believe have not been properly valued by the marketplace and will leverage our ecosystem relationships, operational expertise, disciplined investment approach and experience in complex situations to identify and unlock misunderstood value.
●	An Experienced Management Team. We intend to acquire a company that has a complete, experienced management team or where we have the ability to supplement the existing management team with additional operating, financial and capital markets resources and capabilities to be successful in the context of being a publicly traded company.

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

Financial Position

With trust funds available for a business combination in the amount of $106,926,172 as of December 31, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

In order to finance our working capital needs, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we had been advanced $840,000 as of December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Going Concern” for more information.

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

Since our IPO, we have completed a detailed assessment of SparkLabs Group ecosystem companies, and have finalized initial targets to prioritize. Following substantive discussions with multiple prioritized targets, in October 2024, we announced that we had signed a non-binding LOI for a business combination with Kneron, a leading provider of full stack edge AI solutions based in San Diego, California, as well as a non-binding LOI for a business combination with a company in the hospitality software as a service/platform space. While both of these LOIs have expired, we have moved to the next phase of actively negotiating the terms of a binding business combination agreement with Kneron.

Completion of a business combination with Kneron or any other company is subject to, among other matters, our due diligence review, the negotiation of a definitive agreement providing for the transaction, approval of the transaction by our board and shareholders and Kneron’s shareholders, and satisfaction of the conditions in the definitive agreement. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated on the terms or timeframe currently contemplated, or at all.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our Sponsor, initial shareholders, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;
●	our Sponsor, initial shareholders, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates, along with the purchase price;
o	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates;
o	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;
o	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors or their affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

Employees

We currently have three executive officers. We pay these individuals consulting fees under certain consultancy agreements and board services agreements for their services rendered to us prior to or in connection with the completion of our initial business combination. Specifically, the Company pays (i) Mr. James Rhee, our Chief Executive Officer, $350,000 per annum on a monthly basis, (ii) Mr. Ho Min (Jimmy) Kim, our Chief Financial Officer, $25,000 per annum paid on a quarterly basis; (iii) Mr. Kurtis Jang, our Chief Operating Officer, $180,000 per annum paid on a monthly basis; (iv) all the independent directors, $75,000 per annum, each paid on a quarterly basis; and (v) Bernard Moon, the managing member of our Sponsor, $36,000 per annum. Our Chief Financial Officer and Chief Operating Officer are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time independent directors will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The following summary risk factors and other information included in this Annual Report should be carefully considered. For more information, see below for more detailed descriptions of each risk factor.

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	We may not be able to consummate an initial business combination by July 11, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete the initial business combination.
●	Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.
●	Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We believe we were likely, and we may continue to be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
●	We may have a limited ability to assess the management of a prospective target business.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest.
●	Since our Sponsor, executive officers, and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders receive additional founder shares which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
●	Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

●	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	After our initial business combination, substantially all of our assets and revenue may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country.

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

As of December 31, 2024, we had $375,403 of cash held outside our trust account and working capital deficit of $868,904. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as described in Note 1 to the audited financial statements included in Item 8 of this Annual Report on Form 10-K, we are a SPAC that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 11, 2025. There is no assurance that we will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital required to fund our operations, and complete the transaction prior to July 11, 2025, if at all. We also have no approved plan in place to extend the business combination deadline and fund operations for any period of time after July 11, 2025, in the event that we are unable to complete a business combination by that date. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Our Sponsor owns, as of March 17, 2025, 33.9% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting of the company are voted in favor of the business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 1,788,962, or 17.9% (assuming all issued and outstanding shares are voted) of the 10,000,000 public shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, and assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised, our initial shareholders’ founder shares will be enough to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood or even guarantee that we will receive the requisite shareholder approval for such initial business combination.

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

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a corporation organized in the United States prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

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

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the conflict in Ukraine and in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over persistent inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the new U.S. presidential administration and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. For example, recently issued U.S. government regulations implementing Executive Order 14105 that took effect in January 2025 and restricts U.S. person direct and indirect investment into companies with specified connections to China that use specific technologies of concern. Additional U.S. legislation has been proposed that would further expand the set of technologies of concern. Any of the foregoing could have a significant impact on our search for a business combination and on the target with which we ultimately consummate a business combination.

We may not be able to consummate an initial business combination by July 11, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We have a letter of intent relating to a potential initial business combination with Kneron and another letter of intent with a company in the hospitality software space. Each letter of intent is non-binding and we may be unsuccessful in negotiating such transactions and, even if we are able to enter into a definitive agreement with either party, the ultimate consummation of such transaction will likely be subject to closing conditions, certain of which may be outside of our control. If we are unable to come to an agreement with either such potential counterparty, we may not be able to find another suitable target business and, in any event may be unsuccessful in consummating an initial business combination by July 11, 2025. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the impacts of public health emergencies such as COVID-19 and the new U.S. presidential administration could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. For example, on January 28, 2025, in order to finance our working capital needs, we issued the Note in the principal amount of up to $1,900,000 to the Sponsor, of which $840,000 was advanced as of December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.05 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per public share” and other risk factors herein.

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

The net proceeds of the IPO and certain proceeds from the sale of the Private Warrants, in the amount of $100,500,000, may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in the past. Central banks in Europe and Japan pursued interest rates below zero in the past, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $100,500,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

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

In 2024, the SEC adopted guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. Additionally, if we were deemed to be an investment company, and we are unable to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or abandon our efforts to complete an initial business combination and instead liquidate our trust account. As a result, our public shareholders may only receive their pro rata portion of the funds in our trust account that are available for distribution to public shareholders, would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities and our warrants may expire worthless.

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

The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete the initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”) and guidance relating to SPACs. The 2024 SPAC Rules, among other things, impose additional disclosure requirements for business combination transactions between SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act . The 2024 SPAC Rules may materially adversely affect our business, including our ability to complete, and the costs associated with, our initial business combination and results of operations.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of 15,000 Cayman Islands Dollars and imprisonment for five years in the Cayman Islands.

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

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet entered into any definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors that may or may not be outside of our management’s area of expertise.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 17, 2025, there were 490,000,000 and 43,577,922 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the shares reserved for issuance under the forward purchase agreement, upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of March 17, 2025, there were no preference shares issued and outstanding.

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

We believe we were likely, and we may continue to be, a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we were or are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a “United States Person” (within the meaning of Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended) that holds our Class A ordinary shares or warrants (a “U.S. Holder”), we will be treated as a PFIC with respect to that U.S. Holder for all subsequent taxable years during which that U.S. Holder continues to hold our Class A ordinary shares or warrants, in which case such U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. We believe we were likely a PFIC for 2023 and 2024, and our PFIC status for our current and subsequent taxable years will generally depend on the composition of our income and assets in such years (which will be significantly affected by the timing and manner in which we effect a business combination). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election. There can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, except our CEO, who works full time for us, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment vehicles of which SparkLabs Group and its affiliates are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

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

With the exception of our CEO, who works full time for us, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers may be engaged in several other business endeavors for which he may be entitled to substantial compensation, and, with the exception of our CEO, our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the IPO and the placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning at least a two-thirds majority of such holders of ordinary shares as, being entitled to do so, vote in person or by proxy at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by not less than a two-thirds majority of such holders of ordinary shares as, being entitled to do so, vote in person or by proxy at our shareholder meeting which shall include a resolution passed by a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, as of March 17, 2025, 33.9% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

As of March 17, 2025, our Sponsor, officers and directors collectively own, on an as-converted basis, 39.1% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), which requires the approval of at least two thirds of the votes of all ordinary shares, entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least a two-thirds majority of such shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory reviews and approval requirements, including through foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

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

It is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

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

We have issued warrants to purchase 5,000,000 of our Class A ordinary shares as part of the Units offered in the IPO and, simultaneously with the closing of IPO, an aggregate of 8,490,535 Private Warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and could reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business. Our initial shareholders currently own an aggregate of 6,870,130 founder shares. The founder shares are convertible into Class A ordinary shares on no less than one-to-one basis, subject to adjustment as set forth herein. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On January 28, 2025, in order to finance our working capital needs, we issued the Note in the principal amount of up to $1,900,000 to the Sponsor, of which we had drawn and borrowed $840,000 as of issuance. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. To the extent we issue Class A ordinary shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of all warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Holders of Record

As of March 17, 2025, there were eight holders of record of our Class B ordinary shares, one holder of record of our Class A ordinary shares, one holder of record of our Public Warrants, one holder of record of our Private Warrants and one holder of record of our Units. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Class A ordinary shares and Public Warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 11, 2023, we consummated our IPO, registered on the Registration Statement on Form S-1 (File No. 333-273176), which was declared effective by the SEC on September 29, 2023. There has been no material change in the planned use of proceeds from our IPO from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

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

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include our ability to consummate a business combination with Kneron or any other operating company on acceptable terms, if at all, and before the outside date under our amended and restated memorandum of articles of association as well as those risks discussed elsewhere in this Annual Report on Form 10-K, including those under the heading “Risk Factors.” Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following substantive discussions with multiple prioritized targets, in October 2024, we announced that we had signed a non-binding LOI for a business combination with Kneron, a leading provider of full stack edge AI solutions based in San Diego, California, as well as a non-binding LOI for a business combination with a company is in the hospitality software as a service/platform space. While both of these LOIs have expired, we have now moved to the next phase of actively negotiating the terms of a binding business combination agreement with Kneron. See the risk factor titled “We may not be able to consummate an initial business combination by July 11, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.”

We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we had been advanced $840,000 as of December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025.

We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2024 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the trust account after the IPO. We have incurred, or expect that we will incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial business combination.

For the year ended December 31, 2024, we had net income of $3,150,471, which consists of operating costs of $848,569 and administration fees – related party of $1,249,626 partially offset by the interest earned on investments held in the Trust Account of $5,248,662 and operating account interest income of $4.

For the period ended December 31, 2023, we had a net loss of $730,903, which consists of operating costs of $657,494 and administration fees – related party of $1,250,920 partially offset by the interest earned on investments held in the Trust Account of $1,177,510 and operating account interest income of $1.

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

As of December 31, 2024, we had $375,403 of cash held outside our trust account and a working capital deficit of $868,904.

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

For example, in order to finance our working capital needs, on January 28, 2025, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $840,000 was advanced as of December 31, 2024 to cover working capital requirements. The advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If we do not complete a Business Combination, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Upon the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of December 31, 2024 and December 31, 2023, we did not have any critical accounting estimates to be made.

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

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any re-measurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments have been applied retrospectively to all prior periods presented in the financial statements.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has determined that its internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 17, 2025.

Name	Age	Position
James Rhee	63	Chief Executive Officer, Chairman and Director
Ho Min (Jimmy) Kim	53	Chief Financial Officer and Director
Kurtis Jang	56	Chief Operating Officer and Director
Cuong Viet Do	58	Director
Shin-Bae Kim	70	Director
Willy Lan	48	Director
Tony Ling	51	Director
Catherine Mohr	56	Director

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

Shin-Bae Kim has served as a member of our board of directors since December 2021. Mr. Kim has also served as an advisor for Afiniti, Inc., a US AI solution startup since June 2020, and for Samkwang Biotree Group from April 2022 to December 2024. He also served as a director of POSCO, a steel manufacturing company, from March 2017 to March 2022. He previously served as vice chairman of SK Group, a conglomerate composed of 92 subsidiary companies, and as president and chief executive officer of SK Telecom, a leading telecom service provider in Korea. He received a B.S. in Industrial Engineering from Seoul National University, an M.S. in Industrial Engineering from KAIST and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Kim is qualified to serve on our board of directors due to his history of leadership and management experience.

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

Dr. Catherine Mohr has served as a member of our board of directors since December 2021. Dr. Mohr has been with Intuitive Surgical, Inc., a developer and manufacturer of surgical robotic products designed to improve clinical outcomes of patients, since May 2016, where she has served in various executive roles, including as vice president, strategy from October 2015 to August 2018. Through Intuitive Surgical, Dr. Mohr has been seconded as the president of Intuitive Foundation, a nonprofit organization focused on the promotion of health and advancing education, since August 2018. Since November 2022, Dr. Mohr has served on the board of directors of Aroa Biosurgery, a soft tissue regeneration company, and Avisi Technologies, a medical device startup. Dr. Mohr has also served on the board of directors of Carta Healthcare, a software company which specializes in medical data abstraction, since July 2021. She received a B.S. and an M.S. in Mechanical Engineering from the Massachusetts Institute of Technology and an M.D. from Stanford University School of Medicine. We believe Dr. Mohr is qualified to serve on our board of directors due to her history of leadership and management experience in the medical industry.

Number, Terms of Office and Election of Officers and Directors

We currently have eight directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. Prior to our initial business combination, only holders of out founder shares will be entitled to vote on the appointment and removal of our director. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of Class II of directors, consisting of Kurtis Jang, Shin-Bae Kim and Ho Min (Jimmy) Kim, will expire at our 2025 annual meeting of shareholders. The term of office of Class III directors, consisting of James Rhee and Willy Lan, will expire at our 2026 annual meeting of shareholders. The term of office of Class I directors, consisting of Tony Ling, Catherine Mohr and Cuong Viet Do, will expire at our 2027 annual meeting of shareholders.

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

Willy Lan, Cuong Viet Do and Shin-Bae Kim serve as members of our audit committee, with Willy Lan serving as chair of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Our board of directors has determined that each of Willy Lan, Cuong Viet Do and Shin-Bae Kim are independent under Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Willy Lan and Cuong Viet Do each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
James Rhee	SparkLabs Group(1)	Startup accelerator and venture capital	Partner
Kurtis Jang	SparkLabs Group(1)	Startup accelerator and venture capital	Partner
Ho Min (Jimmy) Kim	SparkLabs Group(1)	Startup accelerator and venture capital	Partner, CEO SparkLabs Korea
Cuong Viet Do	BioVie	Biotechnology	President, CEO and Director
Willy Lan	Cambium Grove Capital(1)	Asset management	Partner
Tony Ling	SparkLabs Taipei(1)	Startup accelerator	Venture Partner
Catherine Mohr	Intuitive Surgical, Inc. Intuitive Foundation Carta Healthcare Aroa Biosurgery	Surgical robotics Nonprofit organization Healthcare technology Medical devices	Vice President, Strategy President Director Director
(1)	Includes certain of its funds, other affiliates and portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	With the exception of our CEO who works for us full time, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Sponsor subscribed for founder shares prior to IPO and purchased Private Warrants in a transaction that closed simultaneously with the closing of the IPO.
●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 11, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.
●	We issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which $840,000 was advanced as of December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete its initial business combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we are not aware of any late Section 16(a) filings by our executive officers, directors and greater than 10% beneficial owners during the year ended December 31, 2024.

Insider Trading Policies

As of the date of this Annual Report, we have not adopted a formal insider trading policy. In connection with the consummation of our initial business combination, we expect to adopt an insider trading policy which will govern the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and be designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. We expect such insider trading policy will prohibit trading while in possession of material nonpublic information and during blackout periods and will provide for preclearance procedures for our directors, officers, and employees, and policies prohibiting hedging or pledging of securities.

Item 11. Executive Compensation.

We have entered into consultancy agreements and board services agreements with our officers, directors, and other consultants. The following table sets forth the information regarding the compensation awarded to, earned by or paid to our officers and directors in the form of consulting fees during the year ended December 31, 2024:

Paid Consulting
Name and Principal Position	Fees ($)
James Rhee
Chief Executive Officer, Chairman and Director	350,000
Ho Min (Jimmy) Kim
Chief Financial Officer	25,000
Kurtis Jang
Chief Operating Officer	180,000
Tony Ling
Director	75,000
Catherine Mohr
Director	75,000
Shin-Bae Kim
Director	75,000
Willy Lan
Director	75,000
Cuong Viet Do
Director	75,000

We do not have any employment agreements with our officers. We do not maintain key-person life insurance for any of our executive officers or directors. We do not have any long-term compensation plans or stock option plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 17, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,422,078 our ordinary shares, consisting of (i) 10,000,000 our Class A ordinary shares and (ii) 6,422,078 our Class B ordinary shares, issued and outstanding as of March 17, 2025. On all matters to be voted upon holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Working Capital Warrants, which have not been issued, or the Private Warrants as the Private Warrants are not exercisable within 60 days of March 17, 2025.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
					Percentage
	Number of		Number of		of
Name and Address	Shares	Approximate	Shares	Approximate	Outstanding
of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Owner(1)	Owned	of Class	Owned	of Class	Shares
5% Holders
SLG SPAC Fund LLC (our Sponsor)(3)	—	—	5,572,078	86.8%	33.9%
Wealthspring Capital LLC(4)	628,915	6.3%	—	—	3.8%
HGC Investment Management Inc. (5)	950,000	9.5%	—	—	5.8%
Entities affiliated with AQR Capital Management(6)	600,000	6.0%	—	—	3.7%
Karpus Investment Management(7)	1,155,600	11.6%	—	—	7.0%
Entities affiliated with First Trust Capital(8)	785,102	7.9%	—	—	4.8%
Directors and Executive Officers
James Rhee	—	—	250,000	3.9%	1.52%
Ho Min (Jimmy) Kim	—	—	—	—	*
Kurtis Jang	—	—	100,000	1.6%	*
Cuong Viet Do	—	—	100,000	1.6%	*
Shin-Bae Kim	—	—	100,000	1.6%	*
Willy Lan	—	—	100,000	1.6%	*
Tony Ling	—	—	100,000	1.6%	*
Cathrine Mohr	—	—	100,000	1.6%	*
All executive officers and directors as a group (eight individuals)	—	—	850,000	13.2%	5.2%
*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of our shareholders is c/o Spark I Acquisition Corporation, 3790 El Camino Real, Unit #570, Palo Alto, CA 94306.
(2)	Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	SLG SPAC Fund LLC, our Sponsor, is the record holder of such shares. The sole managing member of our Sponsor is SparkLabs Group Management, of which Bernard Moon is a managing member and may be deemed the beneficial owner of such shares.
(4)	Based on a Schedule 13G filed on February 8, 2024 by Wealthspring Capital LLC and Matthew Simpson. The principal business address for Wealthspring Capital LLC and Mr. Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(5)	Based on a Schedule 13G filed on February 14, 2024 by HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership. The principal business address for each of these entities is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(6)	Based on a Schedule 13G filed on February 14, 2024 by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. The principal business address for each of these entities is One Greenwich Plaza, Greenwich, CT 06830.
(7)	Based on a Schedule 13G filed on November 12, 2024 by Karpus Investment Management. The principal business address for Karpus Investment Management is 183 Sully’s Trail, Pittsford, New York 14534.
(8)	Based on a Schedule 13G filed on November 14, 2024 by First Trust Merger Arbitrage Fund, First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC. The principal address for First Trust Merger Arbitrage Fund is 235 West Galena Street, Milwaukee, WI 53212. The principal address for First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

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

We currently maintain our executive offices at 3790 El Camino Real, Unit #570, Palo Alto, CA 94306, and we lease office space in Seoul, Korea. The cost for our use of this space is included in the $300,000 for up to 36 months in total starting from August 2021 (of which unused portion will be returned by deducting the incurred fees on a monthly basis) paid to an affiliate of our Sponsor for office space, telecommunication services, security, utilities, maintenance, and other administrative services. For the years ended December 31, 2024 and 2023, administrative support fees expense was $34,330 and $105,260, respectively.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor for services rendered prior to or in connection with the completion of an initial business combination. However, we currently pay and intend to continue paying consulting fees to or officers and directors for services rendered prior to or in connection with the completion of an initial business combination, including consulting fees to (i) Mr. James Rhee, our Chief Executive Officer, $350,000 per annum on a monthly basis; Mr. Ho Min (Jimmy) Kim, our Chief Financial Officer, $25,000 per annum on quarterly basis; Mr. Kurtis Jang, our Chief Operating Officer, $180,000 per annum on a monthly basis; (iv) all the independent directors, $75,000 per annum on a monthly basis; and (v) Bernard Moon, managing member of our Sponsor, $36,000 per annum. In addition, our Sponsor, officers, and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. For the years ended December 31, 2024, and December 31, 2023, we incurred director fees of $400,000 and $400,000, consulting fees of $566,696 and $659,900, and management fees of $282,930 and $191,020, respectively. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As such, for the years ended, December 31, 2024 and 2023, we reimbursed certain expenses incurred by Directors in the amount of $205,521 and $38,328, respectively.

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

On January 28, 2025, we issued the Note in the principal amount of up to $1,900,000 to the Sponsor, of which $840,000 was advanced as of December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and December 31, 2023 totaled $108,150 and $198,790, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees for the years ended December 31, 2024 and December 31, 2023.

Tax Fees. During the years ended December 31, 2024 and 2023, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 27, 2023).
4.4

Warrant Agreement between Continental Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 3, 2024),
10.1

Letter Agreement, dated October 5, 2023, by and among the Company, its executive officers, its directors and SLG SPAC Fund LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).

10.2

Investment Management Trust Agreement, dated October 5, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).

10.3

Registration Rights Agreement, dated October 5, 2023, by and among the Company, SLG SPAC Fund LLC and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).

10.4

Private Warrants Purchase Agreement, dated October 5, 2023, by and between the Company and SLG SPAC Fund LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).

10.5

Forward Purchase Agreement, dated October 5, 2023, by and between the Company and  SparkLabs Group Management, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on October 11, 2023).

Exhibit No.	Description
10.6

Office Support Agreement, dated as of August 1, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 27, 2023).

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

10.9+	Form of Consultancy Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 8-K filed with the Securities & Exchange Commission on April 3, 2024).
10.10+	Form of Board Services Agreement (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 8-K filed with the Securities & Exchange Commission on April 3, 2024).
10.11

Promissory Note, dated as of January 28, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 29, 2025).

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 27, 2023).
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed with the Securities & Exchange Commission on April 3, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 27, 2023).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 27, 2023).
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 27, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spark I Acquisition Corporation

	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chief Executive Officer

Dated: March 21, 2025

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

Signature	Title	Date

/s/ James Rhee	Chairman of the Board of Directors and Chief Executive Officer	March 21, 2025
James Rhee	(Principal Executive Officer)

/s/ Ho Min (Jimmy) Kim	Chief Financial Officer and Director	March 21, 2025
Ho Min (Jimmy) Kim	(Principal Financial and Accounting Officer)

/s/ Kurtis Jang	Chief Operating Officer and Director	March 21, 2025
Kurtis Jang

/s/ Shin-Bae Kim	Director	March 21, 2025
Shin-Bae Kim

/s/ Tony Ling	Director	March 21, 2025
Tony Ling

/s/ Catherine Mohr	Director	March 21, 2025
Catherine Mohr

/s/ Willy Lan	Director	March 21, 2025
Willy Lan

/s/ Cuong Viet Do	Director	March 21, 2025
Cuong Viet Do

SPARK I ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Spark I Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spark I Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, Connecticut

March 21, 2025

SPARK I ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash	$375,403	$1,404,174
Prepaid expenses	104,411	156,541
Total Current Assets	479,814	1,560,715
Mutual funds held in trust	106,926,172	101,677,510
Other assets	—	77,248
Total Assets	$107,405,986	$103,315,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$505,218	$408,676
Related party payable	3,500	—
Sponsor advance	840,000	—
Total Current Liabilities	1,348,718	408,676

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	4,848,718	3,908,676
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 10,000,000 shares at redemption value of $10.69 and $10.17 as of December 31, 2024 and 2023, respectively	106,926,172	101,677,510

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding (excluding 10,000,000 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,422,078 shares issued and outstanding at December 31, 2024 and 2023, respectively	642	642
Additional paid-in capital	—	246,705
Accumulated deficit	(4,369,546)	(2,518,060)
Total Shareholders’ Deficit	(4,368,904)	(2,270,713)
Total Liabilities and Shareholders’ Deficit	$107,405,986	$103,315,473

SPARK I ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Administration fees – related party	$1,249,626	$1,250,920
Operating expenses	848,569	657,494
TOTAL EXPENSES	2,098,195	1,908,414

Other Income
Operating account interest income	4	1
Interest earned on investments held in Trust Account	5,248,662	1,177,510
TOTAL OTHER INCOME	5,248,666	1,177,511

Net income (loss)	$3,150,471	$(730,903)

Weighted average Class A ordinary shares outstanding, basic and diluted	10,000,000	2,219,178
Basic and diluted net income (loss) per ordinary share	$0.19	$(0.08)

Weighted average Class B ordinary shares outstanding, basic and diluted	6,422,078	6,770,699
Basic and diluted net income (loss) per ordinary share	$0.19	$(0.08)

SPARK I ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS DECEMBER 31, 2024 AND 2023

			Additional
	Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	6,870,130	$687	$24,313	$(1,787,157)	$(1,762,157)
Class B shares forfeited as a result of underwriter not exercising overallotment option	(448,052)	(45)	45	—	—
Issuance of Private Placement warrants, net of offering costs	—	—	8,405,178	—	8,405,178
Fair value of Public warrants, net of offering costs	—	—	4,151,235	—	4,151,235
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(12,334,066)	—	(12,334,066)
Net loss	—	—	—	(730,903)	(730,903)
Balance, December 31, 2023	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(246,605)	(5,001,957)	(5,248,662)
Net income	—	—	—	3,150,471	3,150,471
Balance, December 31, 2024	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)

SPARK I ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$3,150,471	$(730,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest earned on investments held in Trust Account	(5,248,662)	(1,177,510)
Changes in operating assets and liabilities:
Deferred offering costs	—	629,358
Prepaid expenses	52,130	(69,041)
Other assets	77,248	(77,248)
Related party payable	3,500	—
Accrued expenses and offering costs	96,542	92,020
Net Cash Used In Operating Activities	(1,868,771)	(1,333,324)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(100,500,000)
Net Cash used in Investing Activities	—	(100,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	100,000,000
Proceeds from private placement sale	—	8,490,535
Proceeds from Sponsor note	—	1,000,000
Proceeds from Sponsor advance	840,000	—
Repayment of Sponsor note	—	(3,750,000)
Payments of offering costs	—	(3,090,678)
Net Cash Provided by Investing Activities	840,000	102,649,857

Net change in cash	(1,028,771)	816,533

Cash at beginning of period	1,404,174	587,641
Cash at end of period	$375,403	$1,404,174

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$5,248,662	$12,334,066

SPARK I ACQUISITION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $375,403 in its operating bank account, $106,926,172 in its trust account, and a working capital deficit of $868,904.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the December 31, 2024 Form 10- K.

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

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. For the year ended December 31, 2023, offering costs of $364,639 associated with the Class A ordinary shares were charged to shareholders' deficit upon the completion of the Initial Public Offering. There were no offering costs recognized for the year ended December 31, 2024.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at December 31, 2024 and 2023, the 10,000,000 and 10,000,000, respectively, Class A ordinary shares subject to possible redemption in the amount of $106,926,172 and $101,677,510 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2024 and 2023, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

	Amount	Shares
Gross proceeds from sale of Class A Ordinary Shares in IPO	$100,000,000	10,000,000
Less:
Proceeds allocated to Public Warrants	(4,440,076)	—
Class A ordinary shares issuance costs	(6,216,480)	—
Plus:
Remeasurement adjustment on redeemable ordinary shares	12,334,066	—
Class A ordinary shares subject to possible redemption, December 31, 2023	$101,677,510	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	5,248,662	—
Class A ordinary shares subject to possible redemption, December 31, 2024	$106,926,172	10,000,000

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the year. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss)per ordinary share.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Class B Redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$1,918,436	$(180,426)
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	2,219,178
Basic and diluted net income (loss) per Class A Ordinary Share	$0.19	$(0.08)
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$1,232,035	$(550,478)
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,770,699
Basic and diluted net income (loss) per Class B Ordinary Share	$0.19	$(0.08)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 or 2023.

Investments held in Trust Account

At December 31, 2024 and 2023, the Company had $106,926,172 and $101,677,510 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 the Public Warrants and the Private Placement Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ deficit. If the warrants no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statements of operations.

Recent Accounting Standards

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020 - 06, Debt - Debt with Conversion and Other Options (Subtopic 470 - 20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815 - 40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020 - 06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity - linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020 - 06 on January 1, 2024. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023 - 07), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023 - 07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023 - 07 on January 1, 2024. The amendments have been applied retrospectively to all prior periods presented in the financial statements. See Note 10 for further information.

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

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 36 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. Beginning January 1, 2023, the Company will amortize the remaining balance of prepaid administrative support fees over the new remaining period. The Company prepaid $300,000 for these support fees in 2021, of which approximately $0 remains at December 31, 2024 and approximately $32,000 remained at December 31, 2023. For the years ended December 31, 2024 and 2023, administrative support fees expense was $34,330 and $105,260, respectively.

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

On January 28, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $840,000 was advanced at December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were no shares of Class A ordinary shares issued or outstanding (excluding 10,000,000 shares subject to possible redemption as of December 31, 2024 and 2023).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 6,422,078 shares of Class B ordinary shares issued and outstanding, up to 3,435,065 of which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our liquidation and subsequent dissolution. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of December 31, 2024 and 2023, which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2024	Level	2023
Assets:
Mutual funds held in Trust Account	1	$106,926,172	1	$101,677,510

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the years ended December 31, 2024 and 2023, there were no transfers into or out of Level 3.

Level 1 assets include investments in mutual funds solely invested money market funds and U.S. Treasury obligations, as prescribed by the Company’s investment management trust agreement. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended
	December 31,	December 31,
	2024	2023
Loss from operations	$(2,098,195)	$(1,908,414)

Total other income	5,248,666	1,177,511

Net income (loss)	$3,150,471	$(730,903)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 21, 2025, the date that the financial statements were issued. Based upon this review, other than discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 28, 2025, the Company issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which $840,000 was advanced as of December 31, 2024. The advance was converted to this promissory note once the note was executed on January 28, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company equal to the principal amount of the note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the note and all other sums payable with regard to the note becoming immediately due and payable.