Form 10-Q
period 2025-03-31
Spark I Acquisition Corp
filed 2025-05-13
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 12, 2025, there were 10,000,000 Class A ordinary shares, par value $0.0001 per share, and 6,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Spark I Acquisition Corporation

SPARK I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$487,194	$375,403
Prepaid expenses	116,661	104,411
Total Current Assets	603,855	479,814

Mutual funds held in trust	108,045,865	106,926,172

Total Assets	$108,649,720	$107,405,986

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$606,623	$505,218
Related party payable	3,500	3,500
Convertible note payable - Sponsor	1,440,000	—
Sponsor advance	—	840,000
Total Current Liabilities	2,050,123	1,348,718

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	5,550,123	4,848,718
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 10,000,000 shares at redemption value of $10.80 and $10.69 at March 31, 2025 and December 31, 2024, respectively	108,045,865	106,926,172

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,422,078 shares issued and outstanding at March 31, 2025 and December 31, 2024	642	642
Additional paid-in capital	—	—
Accumulated deficit	(4,946,910)	(4,369,546)
Total Shareholders’ Deficit	(4,946,268)	(4,368,904)
Total Liabilities and Shareholders’ Deficit	$108,649,720	$107,405,986

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2025	2024
Administration fee – related party	$269,650	$321,215
Operating expenses	307,715	234,717
TOTAL EXPENSES	577,365	555,932
OTHER INCOME
Interest income	1	1
Interest earned on investments held in Trust Account	1,119,693	1,326,309
TOTAL OTHER INCOME	1,119,694	1,326,310
Net income	$542,329	$770,378

Weighted average Class A ordinary shares outstanding, basic and diluted	10,000,000	10,000,000
Basic and diluted net income per Class A ordinary share	$0.03	$0.05
Weighted average Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078
Basic and diluted net income per Class B ordinary share	$0.03	$0.05

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

			Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)
Net Income	—	—	—	542,329	542,329
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,119,693)	(1,119,693)
Balance, March 31, 2025	6,422,078	$642	$—	$(4,946,910)	$(4,946,268)

			Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Net Income	—	—	—	770,378	770,378
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(246,705)	(1,079,604)	(1,326,309)
Balance, March 31, 2024	6,422,078	642	—	(2,827,286)	(2,826,644)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities:
Net income	$542,329	$770,378
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,119,693)	(1,326,309)
Changes in operating assets and liabilities:
Prepaid expenses	(12,250)	(40,304)
Other assets	—	25,749
Related party payable	—	3,500
Accrued expenses and offering costs	101,405	95,526
Net Cash Used In Operating Activities	(488,209)	(471,460)
Cash Flows From Financing Activities:
Proceeds from Convertible note payable - Sponsor	600,000	—
Net Cash Provided By Financing Activities	600,000	—
Net change in cash	111,791	(471,460)
Cash at beginning of period	375,403	1,404,174
Cash at end of period	$487,194	$932,714

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,119,693	$1,326,309
Conversion of Sponsor advance to Convertible note payable - Sponsor	$840,000	$—

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had $487,194 in its operating bank account and a working capital deficit of $1,446,268.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at March 31, 2025 and December 31, 2024, the 10,000,000 and 10,000,000, respectively, Class A ordinary shares subject to possible redemption in the amount of $108,045,865 and $106,926,172 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2025, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	Amount	Shares
Class A ordinary shares subject to possible redemption, January 1, 2024	$101,677,510	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	1,326,309	—
Class A ordinary shares subject to possible redemption, March 31, 2024	$103,003,819	10,000,000

Class A ordinary shares subject to possible redemption, January 1, 2025	$106,926,172	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	1,119,693	—
Class A ordinary shares subject to possible redemption, March 31, 2025	$108,045,865	10,000,000

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the three months ended
	March 31,	March 31,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$330,244	$469,111
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	10,000,000
Basic and diluted net income per Class A Ordinary Share	$0.03	$0.05
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$212,085	$301,267
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class B Ordinary Share	$0.03	$0.05

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Investments held in Trust Account

At March 31, 2025 and December 31, 2024, the Company had $108,045,865 and $106,926,172 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 36 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. Beginning January 1, 2023, the Company will amortize the remaining balance of prepaid administrative support fees over the new remaining period. The Company prepaid $300,000 for these support fees in 2021, of which $0 remains at March 31, 2025 and December 31, 2024.

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

On January 28, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $600,000 was borrowed in February 2025 and $840,000 was advanced at December 31, 2024. The advance in the amount of $840,000 was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding (excluding 10,000,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 6,422,078 shares of Class B ordinary shares issued and outstanding, up to 3,435,065 of which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our liquidation and subsequent dissolution. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of March 31, 2025 and December 31, 2024 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2025	Level	2024
Assets:
Investments held in Trust Account	1	$108,045,865	1	$106,926,172

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.

NOTE 10 — SEGMENT INFORMATION

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended
	March 31,	March 31,
	2025	2024
Loss from operations	$(577,365)	$(555,932)

Total other income	1,119,694	1,326,310

Net income	$542,329	$770,378

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 12, 2025, the date that the financial statements issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include our ability to consummate a business combination with Kneron Holding Corporation (“Kneron”) or any other operating company on acceptable terms, if at all, and before the outside date under our amended and restated memorandum of articles of association as well as those risks discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, including those under the heading “Risk Factors.” The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following substantive discussions with multiple prioritized targets, in October 2024, we announced that we had signed a non-binding LOI for a business combination with Kneron, a leading provider of full stack edge AI solutions based in San Diego, California, as well as a non-binding LOI for a business combination with a company is in the hospitality software as a service/platform space. While both of these LOIs have expired, we have now moved to the next phase of actively negotiating the terms of a binding business combination agreement with Kneron. See the risk factor titled “We may not be able to consummate an initial business combination by July 11, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.” in our Annual Report on Form 10-K for the year ended December 31, 2024.

We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement warrants (the “Private Placement Warrants”), our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which $600,000 was advanced in January 2025 and $840,000 was advanced at December 31, 2024. These advanced were converted to this promissory note once the note was executed on January 28, 2025.

We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 12, 2021 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We have incurred, or expect that we will incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2025, we had net income of $542,329, which consists of operating expenses of $307,715 and administration– related party of $269,650 offset by the interest earned on investments held in the Trust Account of $1,119,693 and interest income of $1.

For the three months ended March 31, 2024, we had net income of $770,378, which consists of operating expenses of $234,717 and administration fees – related party of $321,215 offset by the interest earned on investments held in the Trust Account of $1,326,309 and interest income of $1.

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

As of March 31, 2025, we had $487,194 in our operating bank account, $108,045,865 in the Trust Account and working capital deficit of $1,446,268.

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

In order to finance our working capital needs, on January 28, 2025, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $600,000 was borrowed in February 2025 and $840,000 was advanced at December 31, 2024 to cover working capital requirements. The $840,000 advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If we do not complete a Business Combination, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Upon the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding 3,435,065 Class A ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 3,435,065 Class A ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution. At March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2023, we consummated our Initial Public Offering, registered on the Registration Statement on Form S-1 (File No. 333-273176), which was declared effective by the SEC on September 29, 2023. There has been no material change in the planned use of proceeds from our Initial Public Offering from those that were described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

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

SPARK I ACQUISITION CORPORATION

Date: May 12, 2025	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)