Form 10-Q
period 2025-06-30
Spark I Acquisition Corp
filed 2025-08-12
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 12, 2025, there were 6,236,713 Class A ordinary shares, par value $0.0001 per share, and 2,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Spark I Acquisition Corporation

SPARK I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$1,101,828	$375,403
Prepaid expenses	74,661	104,411
Total Current Assets	1,176,489	479,814

Investments held in trust	109,172,314	106,926,172

Total Assets	$110,348,803	$107,405,986

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$843,123	$505,218
Related party payable	3,500	3,500
Note payable - Sponsor	1,000,000	—
Convertible note payable - Sponsor	1,540,000	—
Sponsor advance	—	840,000
Total Current Liabilities	3,386,623	1,348,718

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	6,886,623	4,848,718
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 10,000,000 shares at redemption value of $10.92 and $10.69 at June 30, 2025 and December 31, 2024, respectively	109,172,314	106,926,172

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 6,422,078 shares issued and outstanding at June 30, 2025 and December 31, 2024	642	642
Additional paid-in capital	—	—
Accumulated deficit	(5,710,776)	(4,369,546)
Total Shareholders’ Deficit	(5,710,134)	(4,368,904)
Total Liabilities and Shareholders’ Deficit	$110,348,803	$107,405,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
EXPENSES
Administrative fee - related party	$285,650	$331,465	$555,300	$652,680
Formation and operating expenses	478,217	138,726	785,932	373,443
TOTAL EXPENSES	763,867	470,191	1,341,232	1,026,123

OTHER INCOME
Interest Income	1	2	2	3
Unrealized gain on investments held in Trust Account	1,126,449	1,341,032	2,246,142	2,667,341
TOTAL OTHER INCOME	1,126,450	1,341,034	2,246,144	2,667,344

Net income	$362,583	$870,843	$904,912	$1,641,221

Weighted Average Class A ordinary shares outstanding, basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.05	$0.06	$0.10

Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078	6,422,078	6,422,078
Basic and diluted net income per Class B ordinary share	$0.02	$0.05	$0.06	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

			Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)
Net Income	—	—	—	542,329	542,329
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,119,693)	(1,119,693)
Balance, March 31, 2025	6,422,078	$642	$—	$(4,946,910)	$(4,946,268)
Net Income	—	—	—	362,583	362,583
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,126,449)	(1,126,449)
Balance, June 30, 2025	6,422,078	$642	$—	$(5,710,776)	$(5,710,134)

			Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Net Income	—	—	—	770,378	770,378
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	(246,705)	(1,079,604)	(1,326,309)
Balance, March 31, 2024	6,422,078	642	—	(2,827,286)	(2,826,644)
Net Income	—	—	—	870,843	870,843
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,341,032)	(1,341,032)
Balance, June 30, 2024	6,422,078	$642	$—	$(3,297,475)	$(3,296,833)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities:
Net income	$904,912	$1,641,221
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,246,142)	(2,667,341)
Changes in operating assets and liabilities:
Prepaid expenses	29,750	390
Other assets	—	51,498
Related party payable	—	3,500
Accrued expenses and offering costs	337,905	37,768
Net Cash Used In Operating Activities	(973,575)	(932,964)
Cash Flows From Financing Activities:
Proceeds from Convertible note payable - Sponsor	700,000	—
Proceeds from Note payable - Sponsor	1,000,000	—
Net Cash Provided By Financing Activities	1,700,000	—
Net change in cash	726,425	(932,964)
Cash at beginning of period	375,403	1,404,174
Cash at end of period	$1,101,828	$471,210

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,246,142	$2,667,341
Conversion of Sponsor advance to convertible note payable - Sponsor	$840,000	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination before September 29, 2026 (the ‘Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On July 8, 2025, the Company held an extraordinary general meeting of shareholders where the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from July 11, 2025 to September 29, 2026.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,101,828 in its operating bank account and a working capital deficit of $2,210,134.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026, as extended at the Company’s extraordinary general meeting of shareholders held on July 8, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. Management has determined that the liquidity condition of the Company raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at June 30, 2025 and December 31, 2024, the 10,000,000 Class A ordinary shares subject to possible redemption in the amount of $109,172,314 and $106,926,172 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2025, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	Amount	Shares
Class A ordinary shares subject to possible redemption, January 1, 2024	$101,677,510	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	2,667,341	—
Class A ordinary shares subject to possible redemption, June 30, 2024	$104,344,851	10,000,000

Class A ordinary shares subject to possible redemption, January 1, 2025	$106,926,172	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	2,246,142	—
Class A ordinary shares subject to possible redemption, June 30, 2025	$109,172,314	10,000,000

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the six months ended
	June 30,	June 30,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$551,034	$999,399
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	10,000,000
Basic and diluted net income per Class A Ordinary Share	$0.06	$0.10
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$353,878	$641,822
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class B Ordinary Share	$0.06	$0.10

	For the three months ended
	June 30,	June 30,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$220,790	$530,288
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	10,000,000
Basic and diluted net income per Class A Ordinary Share	$0.02	$0.05
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$141,793	$340,555
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class B Ordinary Share	$0.02	$0.05

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments held in Trust Account

At June 30, 2025 and December 31, 2024, the Company had $109,172,314 and $106,926,172 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed financial statements.

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

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 36 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. Beginning January 1, 2023, the Company will amortize the remaining balance of prepaid administrative support fees over the new remaining period. The Company prepaid $300,000 for these support fees in 2021, of which $0 remains at June 30, 2025 and December 31, 2024.

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

Convertible Note Payable - Sponsor

On January 28, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was borrowed for the six months ended June 30, 2025, and $840,000 was advanced at December 31, 2024. The advance in the amount of $840,000 was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2025 and December 31, 2024, the amount outstanding on the Note and advance was $1,540,000 and $840,000, respectively.

Note Payable – Sponsor

On June 25, 2025, the Company issued an unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of June 30, 2025, the Company borrowed $1,000,000 under the Second Note.

Related Party Loans

On March 29, 2024, the Sponsor advanced the Company $3,500 for working capital purposes. The advances are non-interest bearing and are due on demand. This related party transaction is included on the accompanying balance sheets as a related party payable as of June 30, 2025 and December 31, 2024.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding (excluding 10,000,000 shares subject to possible redemption).

Subsequent to the balance sheet date, on July 9, 2025, the Sponsor converted 4,000,000 Class B ordinary shares Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 6,422,078 shares of Class B ordinary shares issued and outstanding, up to 3,435,065 of which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our liquidation and subsequent dissolution. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, at most 23% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total converted Class A ordinary shares to be sold pursuant to the forward purchase agreement. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Refer above to the disclosure above related to the July 9, 2025 conversion of Class B ordinary shares to Class A ordinary shares.

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of June 30, 2025 and December 31, 2024 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Investments held in Trust Account	1	$109,172,314	1	$106,926,172

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Loss from operations	$(1,341,232)	$(1,026,123)	$(763,867)	$(470,191)

Total other income	2,246,144	2,667,344	1,126,450	1,341,034

Net income	$904,912	$1,641,221	$362,583	$870,843

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 11, 2025, the date that the financial statements issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On July 8, 2025, the Company held an extraordinary general meeting of shareholders where the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from July 11, 2025 to September 29, 2026.

In connection with the July 8, 2025 extraordinary general meeting of shareholders, the Sponsor agreed to convert 4,000,000 Class B ordinary shares of the Company into 4,000,000 Class A ordinary shares of the Company.

In connection with the July 8, 2025 extraordinary general meeting of shareholders, holders of 7,763,287 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.93 per share, for an aggregate redemption amount of approximately $84.8 million. As a result, approximately $84.8 million was removed from the Trust Account to redeem such shares. Following the redemption, there was 2,236,713 Class A Ordinary Shares held by public shareholders outstanding and 6,236,713 total Class A Ordinary Shares issued and outstanding, including Class A Ordinary Shares issued to the Sponsor in the conversion. Upon payment of the redemption, approximately $24.4 million remains in the Trust Account prior to any contribution made by the Sponsor.

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

We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement warrants (the “Private Placement Warrants”), our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was borrowed during the six months ended June 30, 2025, and $840,000 was advanced at December 31, 2024. These advances were converted to this promissory note once the note was executed on January 28, 2025. On June 25, 2025, we issued a second unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor of which $1,000,000 was borrowed during the six months ended June 30, 2025.

We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 12, 2021 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We have incurred, or expect that we will incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended June 30, 2025, we had net income of $362,583, which consists of operating expenses of $478,217 and administration – related party expenses of $285,650 offset by the interest earned on investments held in the Trust Account of $1,126,449 and interest income of $1.

For the three months ended June 30, 2024, we had net income of $870,843, which consists of operating expenses of $138,726 and administration fees – related party expenses of $331,465 offset by the interest earned on investments held in the Trust Account of $1,341,032 and interest income of $2.

For the six months ended June 30, 2025, we had net income of $904,912, which consists of operating expenses of $785,932 and administration – related party expenses of $555,300, offset by the interest earned on investments held in the Trust Account of $2,246,142 and operating account interest income of $2.

For the six months ended June 30, 2024, we had net income of $1,641,221, which consists of operating expenses of $373,443 and administration – related party expenses of $652,680, offset by the interest earned on investments held in the Trust Account of $2,667,341 and operating account interest income of $3.

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

A total of $100,500,000 ($10.05 per Unit, which amount includes $3,500,000 of the underwriters’ deferred discount) of the net proceeds from the sale of Units in the Initial Public Offering and the Private Placements on October 11, 2023 was placed in a trust account maintained for the benefit of the public shareholders at Continental Stock Transfer & Trust Company, as a trustee and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Class A ordinary shares included in the Units sold in the Initial Public Offering if we are unable to complete our initial Business Combination by September 29,

2026, subject to applicable law or (iii) the redemption of any of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its public shares if it has not consummated an initial Business Combination by September 29, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

As of June 30, 2025, we had $1,101,828 in our operating bank account, $109,172,314 in the Trust Account and working capital deficit of $2,210,134.

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

In order to finance our working capital needs, on January 28, 2025, we issued an unsecured convertible promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was borrowed during the six months ended June 30, 2025, and $840,000 was advanced at December 31, 2024 to cover working capital requirements. The $840,000 advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If we do not complete a Business Combination, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Upon the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2025 and December 31, 2024, the outstanding borrowings on the Note and advance were $1,540,000 and $840,000, respectively. Similarly, on June 25, 2025 we issued an unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete our business combination. As of June 30, 2025, we borrowed $1,000,000 under the Second Note.

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, we were formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026, as extended at our extraordinary general meeting of shareholders held on July 8, 2025. There is no assurance that we will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. We determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. Our Sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding 3,435,065 Class A ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 3,435,065 Class A ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution. At June 30, 2025, and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPARK I ACQUISITION CORPORATION

Date: August 12, 2025	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)