Form 10-Q
period 2025-09-30
Spark I Acquisition Corp
filed 2025-11-14
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 14, 2025, there were 6,236,713 Class A ordinary shares, par value $0.0001 per share, and 2,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Spark I Acquisition Corporation

SPARK I ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$614,005	$375,403
Prepaid expenses	25,162	104,411
Total Current Assets	639,167	479,814

Investments held in trust	24,823,733	106,926,172

Total Assets	$25,462,900	$107,405,986

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$573,060	$505,218
Related party payable	3,500	3,500
Note payable - Sponsor	1,700,000	—
Convertible note payable - Sponsor	1,540,000	—
Sponsor advance	—	840,000
Total Current Liabilities	3,816,560	1,348,718

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	7,316,560	4,848,718
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 2,236,713 and 10,000,000 shares at redemption value of $11.10 and $10.69 at September 30, 2025 and December 31, 2024, respectively	24,823,733	106,926,172

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,000,000 and 0 issued and outstanding (excluding 2,236,713 and 10,000,000 shares subject to possible redemption, respectively) at September 30, 2025 and December 31, 2024, respectively	400	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,422,078 and 6,422,078 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	242	642
Additional paid-in capital	—	—
Accumulated deficit	(6,678,035)	(4,369,546)
Total Shareholders’ Deficit	(6,677,393)	(4,368,904)
Total Liabilities and Shareholders’ Deficit	$25,462,900	$107,405,986

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
EXPENSES
Administrative fee - related party	$272,830	$312,350	$828,130	$965,030
Formation and operating expenses	595,005	142,271	1,380,937	515,714
TOTAL EXPENSES	867,835	454,621	2,209,067	1,480,744

OTHER INCOME
Forgiveness of debt	1,227	—	1,227	—
Interest Income	1	1	3	4
Unrealized gain on investments held in Trust Account	391,382	1,356,606	2,637,524	4,023,947
TOTAL OTHER INCOME	392,610	1,356,607	2,638,754	4,023,951

Net income (loss)	$(475,225)	$901,986	$429,687	$2,543,207

Weighted Average Class A ordinary shares subject to possible redemption, basic and diluted	2,996,165	10,000,000	7,639,733	10,000,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$(0.05)	$0.05	$0.03	$0.15

Weighted average number of shares of Class A and B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078	6,422,078	6,422,078
Basic and diluted net income (loss) per Class A and B ordinary share	$(0.05)	$0.05	$0.03	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED September 30, 2025 AND 2024

(UNAUDITED)

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	—	$—	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)
Net Income	—	—	—	—	—	542,329	542,329
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,119,693)	(1,119,693)
Balance, March 31, 2025	—	$—	6,422,078	$642	$—	$(4,946,910)	$(4,946,268)
Net Income	—	—	—	—	—	362,583	362,583
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,126,449)	(1,126,449)
Balance, June 30, 2025	—	$—	6,422,078	$642	$—	$(5,710,776)	$(5,710,134)
Net Loss	—	—	—	—	—	(475,225)	(475,225)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(492,034)	(492,034)
Class B ordinary share conversion	4,000,000	400	(4,000,000)	(400)	—	—	—
Balance, September 30, 2025	4,000,000	$400	2,422,078	$242	$—	$(6,678,035)	$(6,677,393)

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	—	$—	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Net Income	—	—	—	—	—	770,378	770,378
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(246,705)	(1,079,604)	(1,326,309)
Balance, March 31, 2024	—	$—	6,422,078	642	—	(2,827,286)	(2,826,644)
Net Income	—	—	—	—	—	870,843	870,843
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,341,032)	(1,341,032)
Balance, June 30, 2024	—	$—	6,422,078	642	—	$(3,297,475)	$(3,296,833)
Net Income	—	—	—	—	—	901,986	901,986
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,356,606)	(1,356,606)
Balance, September 30, 2024	—	$—	6,422,078	$642	$—	$(3,752,095)	$(3,751,453)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income	$429,687	$2,543,207
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,637,524)	(4,023,947)
Changes in operating assets and liabilities:
Prepaid expenses	79,249	31,880
Other assets	—	77,248
Related party payable	—	3,500
Accrued expenses and offering costs	67,842	46,698
Net Cash Used In Operating Activities	(2,060,746)	(1,321,414)
Cash Flows from Investing Activities:
Cash withdrawn from trust account	84,840,616	—
Cash deposited into trust account	(100,652)	—
Net Cash Provided by Investing Activities:	84,739,964	—
Cash Flows from Financing Activities:
Proceeds from Convertible note payable - Sponsor	700,000	—
Proceeds from Note payable - Sponsor	1,700,000	—
Redemptions of Class A ordinary shares	(84,840,616)	—
Net Cash Used In Financing Activities	(82,440,616)	—
Net change in cash	238,602	(1,321,414)
Cash at beginning of period	375,403	1,404,174
Cash at end of period	$614,005	$82,760

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,738,177	$4,023,947

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing of the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination before September 29, 2026 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On June 25, 2025, the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.015 for each outstanding Class A ordinary share, par value $0.0001 per share, of the Company and (ii) $55,000, up to a maximum aggregate amount of $825,000, directly to the Company’s trust account in order to extend the Company’s time period to consummate a business combination. As of September 30, 2025, the Company deposited $100,652 into the trust account.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $614,005 in its operating bank account and a working capital deficit of $3,177,393.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026, as extended at the Company’s extraordinary general meeting of shareholders held on July 8, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. Management has determined that the liquidity condition and timing of dissolution of the Company raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at September 30, 2025 and December 31, 2024, the 2,236,713 and 10,000,000 Class A ordinary shares subject to possible redemption in the amounts of $24,823,733 and $106,926,172, respectively, at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2025, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	Amount	Shares
Beginning balance, January 1, 2025	$106,926,172	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	2,738,177	—
Less:
Redemption of Class A ordinary Shares	(84,840,616)	(7,763,287)
Class A ordinary shares subject to possible redemption, September 30, 2025	$24,823,733	2,236,713

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period, excluding 3,435,065 Class A nonredeemable ordinary shares subject to forfeiture. Weighted average shares were not reduced for the effect of an aggregate of 3,435,065 Class A nonredeemable ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of the Company’s winding up and subsequent dissolution. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the nine months ended
	September 30,	September 30,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$233,447	$1,548,651
Denominator: Basic and diluted weighted average shares outstanding	7,639,733	10,000,000
Basic and diluted net income per Class A redeemable ordinary share	$0.03	$0.15
Class A and B non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$196,240	$994,556
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class A and B non-redeemable ordinary share	$0.03	$0.15

	For the three months ended
	September 30,	September 30,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net (loss) income, as adjusted	$(151,180)	$549,252
Denominator: Basic and diluted weighted average shares outstanding	2,996,165	10,000,000
Basic and diluted net (loss) income per Class A redeemable ordinary share	$(0.05)	$0.05
Class A and B non-redeemable ordinary shares
Numerator: Allocation of net (loss) income, as adjusted	$(324,045)	$352,734
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net (loss) income per Class A and B non-redeemable ordinary share	$(0.05)	$0.05

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Investments held in Trust Account

At September 30, 2025 and December 31, 2024, the Company had $24,823,733 and $106,926,172 investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

On July 8, 2025, the Sponsor agreed to convert 4,000,000 Class B ordinary shares of the Company into 4,000,000 Class A ordinary shares of the Company.

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 36 months. On January 1, 2023, the agreement was amended to extend the term through 36 months with no change in the fee. As of September 30, 2025 and December 31, 2024, the Company incurred $0 for the administrative support fees.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No working capital loans were issued or outstanding as of September 30, 2025 or December 31, 2024.

Convertible Note Payable - Sponsor

On January 28, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was borrowed for the nine months ended September 30, 2025, and $840,000 was advanced at December 31, 2024. The advance in the amount of $840,000 was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2025 and December 31, 2024, the amount outstanding on the Note and advance was $1,540,000 and $840,000, respectively.

Note Payable – Sponsor

On June 25, 2025, the Company issued an unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of September 30, 2025, the Company borrowed $1,700,000 under the Second Note.

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

Forward Purchase Agreement

SparkLabs Group Management, LLC (“forward purchaser”), an accredited institutional investor affiliated with the Sponsor, has entered into a forward purchase agreement with the Company that provides for the purchase by the forward purchaser of forward purchase units for an aggregate purchase price of at least $115,000,000 in a private placement to close concurrently with the closing of our initial business combination. The forward purchaser may purchase less than $115,000,000 worth of forward purchase units in accordance with the terms of the forward purchase agreement. In addition, the forward purchaser may terminate its commitment under the forward purchase agreement at any time before the closing of the Company’s initial business combination. Accordingly, if the forward purchaser exercises its right to terminate its commitment to purchase any forward purchase securities, the Company will not receive any of the amount of proceeds under the forward purchase agreement and all of the 3,435,065 Founder shares will then be forfeited prior to the closing of the Company’s initial business combination.

The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2025, the Sponsor converted 4,000,000 Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. As of September 30, 2025 and December 31, 2024 there were 4,000,000 and 0 Class A ordinary shares issued and outstanding, respectively (excluding 2,236,713 and 10,000,000 Class A ordinary shares subject to possible redemption, respectively) of which up to 3,435,065 shares are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 2,422,078 and 6,422,078 shares of Class B ordinary shares issued and outstanding, respectively. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, at most 23% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total converted Class A ordinary shares to be sold pursuant to the forward purchase agreement. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Refer above to the disclosure surrounding the July 9, 2025 conversion of Class B ordinary shares to Class A ordinary shares.

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of September 30, 2025 and December 31, 2024 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2025	Level	2024
Assets:
Investments held in Trust Account	1	$24,823,733	1	$106,926,172

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Loss from operations	$867,835	$454,621	$2,209,067	$1,480,744

Total other income	392,610	1,356,607	2,638,754	4,023,951

Net (loss) income	$(475,225)	$901,986	$429,687	$2,543,207

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2025, the date that the financial statements issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement warrants (the “Private Placement Warrants”), our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was borrowed during the nine months ended September 30, 2025, and $840,000 was advanced at December 31, 2024. These advances were converted to this promissory note once the note was executed on January 28, 2025. On June 25, 2025, we issued a second unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor of which $1,700,000 was borrowed during the nine months ended September 30, 2025.

We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 12, 2021 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We have incurred, or expect that we will incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended September 30, 2025, we had a net loss of $475,225, which consists of operating expenses of $595,005 and administration – related party expenses of $272,830 offset by the interest earned on investments held in the Trust Account of $391,382, forgiveness of debt of $1,227, and operating account interest income of $1.

For the three months ended September 30, 2024, we had net income of $901,986, which consists of operating expenses of $142,271 and administration fees – related party expenses of $312,350 offset by the interest earned on investments held in the Trust Account of $1,356,606 and operating account interest income of $1.

For the nine months ended September 30, 2025, we had net income of $429,687, which consists of operating expenses of $1,380,937 and administration – related party expenses of $828,130 offset by the interest earned on investments held in the Trust Account of $2,637,524, forgiveness of debt of $1,227, and operating account interest income of $3.

For the nine months ended September 30, 2024, we had net income of $2,543,207, which consists of operating expenses of $515,714 and administration – related party expenses of $965,030, offset by the interest earned on investments held in the Trust Account of $4,023,947 and operating account interest income of $4.

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

As of September 30, 2025, we had $614,005 in our operating bank account, $24,823,733 in the Trust Account and working capital deficit of $3,177,393.

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

In order to finance our working capital needs, on January 28, 2025, we issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was borrowed during the nine months ended September 30, 2025, and $840,000 was advanced at December 31, 2024 to cover working capital requirements. The $840,000 advance was converted to this promissory note once the note was executed on January 28, 2025. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If we do not complete a Business Combination, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Upon the consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. Similarly, on June 25, 2025 we issued an unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete our business combination. As of September 30, 2025, we borrowed $1,700,000 under the Second Note.

In connection with the our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, we were formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026, as extended at our extraordinary general meeting of shareholders held on July 8, 2025. There is no assurance that we will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. We determined that our liquidity condition and timing of dissolution raise substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. Our Sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding 3,435,065 Class A nonredeemable ordinary shares subject to forfeiture. Weighted average shares were not reduced for the effect of an aggregate of 3,435,065 Class A nonredeemable ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution. At September 30, 2025, and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Other than discussed below, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SPARK I ACQUISITION CORPORATION

Date: November 14, 2025	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)