Form 10-K
period 2025-12-31
Spark I Acquisition Corp
filed 2026-03-30
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Class A ordinary shares held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A ordinary shares on June 30, 2025, as reported by the Nasdaq Global Market (“Nasdaq”) on such date, was approximately $109 million.

As of March 30, 2026, there were 6,236,713 Class A ordinary shares, par value $0.0001 per share, and 2,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

A total of $100,500,000 ($10.05 per Unit, which amount includes $3,500,000 of the underwriters’ deferred discount) of the net proceeds from the sale of Units in the IPO and the Private Placement on October 11, 2023 was placed in a trust account maintained for the benefit of the public shareholders at Continental Stock Transfer & Trust Company, as a trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Class A ordinary shares included in the Units sold in the IPO if the Company is unable to complete its initial business combination by September 29, 2026, subject to applicable law or (iii) the redemption of any of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if it has not consummated an initial business combination by September 29, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

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

Financial Position

With trust funds available for a business combination in the amount of $25,164,437 as of December 31, 2025, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio.

In order to finance our working capital needs, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued an unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,540,000 as of December 31, 2025. On June 25, 2025, we issued a second unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $1,700,000 as of December 31, 2025. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Going Concern” for more information.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially $10.05 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting of the Company are voted in favor of the business combination. A quorum for such meeting will be present if the holders of at least one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination which represents more than 50% of the total shares needed for approval and therefore will not need to consider the impact of the public shareholders’ vote. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 29, 2026.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until September 29, 2026 to consummate an initial business combination. If we have not consummated an initial business combination by September 29, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by September 29, 2026. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by September 29, 2026 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or any other person.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by September 29, 2026, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 29, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have three executive officers. We pay these individuals consulting fees under certain consultancy agreements and board services agreements for their services rendered to us prior to or in connection with the completion of our initial business combination. Specifically, the Company pays (i) Mr. James Rhee, our Chief Executive Officer, $350,000 per annum on a monthly basis, (ii) Mr. Ho Min (Jimmy) Kim, our Chief Financial Officer, $25,000 per annum paid on a quarterly basis; (iii) Mr. Kurtis Jang, our Chief Operating Officer, $180,000 per annum paid on a monthly basis; (iv) all the independent directors, $75,000 per annum, each paid on a monthly basis; and (v) Bernard Moon, the managing member of our Sponsor, $36,000 per annum. On November 1, 2025, all independent directors agreed to cease receiving their monthly fees going forward. Our Chief Financial Officer and Chief Operating Officer are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time independent directors will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	We may not be able to consummate an initial business combination by September 29, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
●	The SEC has recently issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we may determine to undertake in connection with such rules may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete the initial business combination.
●	Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.
●	Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
●	We believe we were likely, and we may continue to be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
●	We may have a limited ability to assess the management of a prospective target business.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest.
●	Since our Sponsor, executive officers, and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders receive additional founder shares which are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of our winding up and subsequent dissolution.
●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
●	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
●	After our initial business combination, substantially all of our assets and revenue may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country.

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

As of December 31, 2025, we had $112,295 of cash held outside our trust account and working capital deficit of $3,654,185. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as described in Note 1 to the audited financial statements included in Item 8 of this Annual Report on Form 10-K, we are a SPAC that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026. There is no assurance that we will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital required to fund our operations, and complete the transaction prior to September 29, 2026, if at all. We also have no approved plan in place to extend the business combination deadline and fund operations for any period of time after September 29, 2026, in the event that we are unable to complete a business combination by that date. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

Our Sponsor and members of our management team own, as of March 30, 2026, 74.2% of our outstanding ordinary shares, collectively. As a result of this ownership percentage, our Sponsor and members of our management team maintain more than 50% of the total shares needed for approval of our initial business combination and will not need to consider the impact of the public shareholders’ vote. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination.

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

On November 24, 2025, the U.S. Department of the Treasury and the Internal Revenue Service published final regulations (T.D. 10037) providing comprehensive guidance on the application of the excise tax, including operative rules for determining the scope of covered transactions, computational mechanics, statutory exceptions, and a netting rule. The final regulations significantly narrowed the scope of transactions subject to the excise tax from the previously proposed regulations issued on April 12, 2024. The Treasury retains authority to provide additional regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A Ordinary Shares. The final regulations eliminated a previously proposed “funding rule” that could have extended the excise tax to stock repurchases by foreign corporations funded by U.S. affiliates, which further supports the position that the excise tax does not currently apply to us in our capacity as a Cayman Islands entity.

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

The requirement that we consummate an initial business combination by September 29, 2026 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by September 29, 2026. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by difficult market and geopolitical conditions.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the conflict in Ukraine and in the Middle East. The Iran war has resulted in higher oil prices and created concerns about economic recession. Tariffs imposed by the U.S. presidential administration have caused geopolitical tension and higher prices of goods throughout the global economy. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over persistent inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. For example, U.S. government regulations implementing Executive Order 14105 that took effect in January 2025 and restricts U.S. person direct and indirect investment into companies with specified connections to China that use specific technologies of concern. Additional U.S. legislation has been proposed that would further expand the set of technologies of concern. Any of the foregoing could have a significant impact on our search for a business combination and on the target with which we ultimately consummate a business combination.

We may not be able to consummate an initial business combination by September 29, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We have a letter of intent relating to a potential initial business combination with Kneron and another letter of intent with a company in the hospitality software space. Each letter of intent is non-binding and we may be unsuccessful in negotiating such transactions and, even if we are able to enter into a definitive agreement with either party, the ultimate consummation of such transaction will likely be subject to closing conditions, certain of which may be outside of our control. If we are unable to come to an agreement with either such potential counterparty, we may not be able to find another suitable target business and, in any event may be unsuccessful in consummating an initial business combination by September 29, 2026. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the impacts of public health emergencies such as COVID-19 and the new U.S. presidential administration could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (ii) the redemption of our public shares if we have not consummated an initial business combination by September 29, 2026, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by September 29, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the IPO and the sale of the Private Warrants not being held in the trust account are insufficient to allow us to operate until September 29, 2026, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the Private Warrants, approximately $2,200,000 is available to us outside the trust account to fund our working capital requirements (including the compensation awarded to, earned by or paid to our officers and directors in the form of consulting fees since 2021). We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until September 29, 2026; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. In order to finance our working capital needs, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,540,000 as of December 31, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $1,700,000 as of December 31, 2025. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.05 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per public share” and other risk factors herein.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by September 29, 2026, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report on Form 10-K, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by September 29, 2026, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

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

The funds in the trust account will be held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a - 7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to September 29, 2026, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

In addition, even prior to September 29, 2026, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to September 29, 2026, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to September 29, 2026, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

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

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”) and guidance relating to SPACs. The 2024 SPAC Rules, among other things, impose additional disclosure requirements for business combination transactions between SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to complete, and the costs associated with, our initial business combination and results of operations.

If we have not consummated an initial business combination by September 29, 2026, our public shareholders may be forced to wait beyond September 29, 2026 before redemption from our trust account.

If we have not consummated an initial business combination by September 29, 2026, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond September 29, 2026 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless.

We have until September 29, 2026 or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 30, 2026, there were 493,763,287 and 47,577,922 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the shares reserved for issuance under the forward purchase agreement, upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of March 30, 2026, there were no preference shares issued and outstanding.

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

On December 8, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 6,870,130 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. On April 1, 2022, our Sponsor transferred 850,000 Class B ordinary shares to certain of our officers and directors. These 850,000 shares are not subject to forfeiture in the event the forward purchaser elects to terminate or reduce its commitment to purchase the agreed forward purchase securities pursuant to the forward purchase agreement. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 8,490,535 Private Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($8,490,535 in the aggregate). If we do not consummate an initial business combination by September 29, 2026, the Private Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as September 29, 2026, the deadline for our consummation of an initial business combination, nears.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of at least a two-thirds majority of such holders of ordinary shares as, being entitled to do so, vote in person or by proxy at a shareholder meeting of the company, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Warrants or any provision of the warrant agreement with respect to the Private Warrants, 50% of the number of the then outstanding Private Warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the IPO and the placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning at least a two-thirds majority of such holders of ordinary shares as, being entitled to do so, vote in person or by proxy at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by not less than a two-thirds majority of such holders of ordinary shares as, being entitled to do so, vote in person or by proxy at our shareholder meeting which shall include a resolution passed by a simple majority of our Class B ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, as of March 30, 2026, 74.2% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

As of March 30, 2026, our Sponsor, officers and directors collectively own, on an as-converted basis, 74.2% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), which requires the approval of at least two thirds of the votes of all ordinary shares, entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least a two-thirds majority of such shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

SparkLabs Group Management, LLC, an accredited institutional investor affiliated with our Sponsor, which we refer to as the forward purchaser, has entered into a forward purchase agreement with us, pursuant to which it agree to provide the post-business combination entity an aggregate purchase price of the forward purchase securities of at least $115,000,000 in a private placement to close concurrently with the closing of our initial business combination. The forward purchaser may be investing at a discount to the public offering price of the unit, i.e., $10.00 per unit, and/or may also purchase less than $115,000,000 worth of forward purchase securities in accordance with the terms of the forward purchase agreement. In addition, the forward purchaser may terminate its commitment under the forward purchase agreement at any time before the closing of our initial business combination. Accordingly, if the forward purchaser exercises its right to terminate its commitment to purchase any forward purchase securities, we will not receive any of the amount of proceeds under the forward purchase agreement and all of the 3,435,065 Class A and Class B ordinary shares associated with the forward purchase agreement will then be forfeited prior to the closing of our initial business combination. The 3,435,065 additional Class B ordinary shares issued to our Sponsor represent the adjustment to the ratio applicable to the conversion of its Class A and Class B ordinary shares that our Sponsor would have been entitled to at the closing of our initial business combination as a result of the issuance of additional Class A ordinary shares under the forward purchase agreement. As a result, the issuance of the Class A ordinary shares at the closing of our initial business combination will not trigger a further adjustment to this ratio.

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

We have issued warrants to purchase 5,000,000 of our Class A ordinary shares as part of the Units offered in the IPO and, simultaneously with the closing of IPO, an aggregate of 8,490,535 Private Warrants. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and could reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business. Our initial shareholders currently own an aggregate of 6,870,130 founder shares. The founder shares are convertible into Class A ordinary shares on no less than one-to-one basis, subject to adjustment as set forth herein. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On January 28, 2025, we issued a convertible promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,540,000 as of December 31, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $1,700,000 as of December 31, 2025. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. To the extent we issue Class A ordinary shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of all warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

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

Holders of Record

As of March 30, 2026, there were eight holders of record of our Class B ordinary shares, two holders of record of our Class A ordinary shares, one holder of record of our Public Warrants, one holder of record of our Private Warrants and one holder of record of our Units. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Class A ordinary shares and Public Warrants whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Following substantive discussions with multiple prioritized targets, in October 2024, we announced that we had signed a non-binding LOI for a business combination with Kneron, a leading provider of full stack edge AI solutions based in San Diego, California, as well as a non-binding LOI for a business combination with a company is in the hospitality software as a service/platform space. While both of these LOIs have expired, we have now moved to the next phase of actively negotiating the terms of a binding business combination agreement with Kneron. See the risk factor titled “We may not be able to consummate an initial business combination by September 29, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.”

We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,540,000 as of December 31, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $1,700,000 as of December 31, 2025. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2025 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

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

For the year ended December 31, 2025, we had net income of $293,600, which consists of interest earned on investments held in the Trust Account of $2,877,577, forgiveness of debt of $1,227, and operating account interest income of $4 partially offset by operating expenses of $1,574,388 and administration fees – related party of $1,010,820.

For the year ended December 31, 2024, we had net income of $3,150,471, which consists of interest earned on investments held in the Trust Account of $5,248,662 and operating account interest income of $4 partially offset by operating expenses of $848,569 and administration fees – related party of $1,249,626.

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

A total of $100,500,000 ($10.05 per Unit, which amount includes $3,500,000 of the underwriters’ deferred discount) of the net proceeds from the sale of Units in the IPO and the Private Placements on October 11, 2023 was placed in a trust account maintained for the benefit of the public shareholders at Continental Stock Transfer & Trust Company, as a trustee and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a - 7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Class A ordinary shares included in the Units sold in the IPO if we are unable to complete our initial business combination by September 29, 2026, subject to applicable law or (iii) the redemption of any of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if it has not consummated an initial business combination by September 29, 2026 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

As of December 31, 2025, we had $112,295 of cash held outside our trust account and a working capital deficit of $3,654,185.

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

For example, in order to finance our working capital needs, on January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,540,000 as of December 31, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $1,700,000 as of December 31, 2025. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. The notes are subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the note and all other sums payable with regard to the notes becoming immediately due and payable.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 - 40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 29, 2026, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $77,500 per month to our management team for their services. Beginning on November 1, 2025 we pay an aggregate of $46,249 per month in management fees. We began incurring these fees on May 1, 2021, and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred underwriting commission of 3.5% per unit or $3,500,000 in the aggregate of the gross proceeds of the Initial Public Offering held in the Trust Account upon the completion of our initial business combination subject to the terms of the underwriting commission.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. As of December 31, 2025 and December 31, 2024, we did not have any critical accounting estimates to be made.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024 - 03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024 - 03 will have on its condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020 - 06, Debt – Debt with Conversion and Other Options (Subtopic 470 - 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 - 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020 - 06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020 - 06 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 utilizing the prospective method. Adoption of the ASU did not impact the Company’s financial statements or disclosures.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 30, 2026.

Name	Age	Position
James Rhee	64	Chief Executive Officer, Chairman and Director
Ho Min (Jimmy) Kim	54	Chief Financial Officer and Director
Kurtis Jang	57	Chief Operating Officer and Director
Cuong Viet Do	59	Director
Shin-Bae Kim	71	Director
Willy Lan	49	Director
Tony Ling	52	Director
Catherine Mohr	57	Director

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
James Rhee	SparkLabs Group(1)	Startup accelerator and venture capital	Partner
	SparkLabs Group(1)	Startup accelerator and venture capital	Partner, CEO SparkLabs Korea
Kurtis Jang	SparkLabs Group(1)	Startup accelerator and venture capital	Partner
	AIG Insurance Korea	Insurance	Director
	Make-A-Wish	Nonprofit Organization	Director
Ho Min (Jimmy) Kim	SparkLabs Group(1)	Startup accelerator and venture capital	Partner, CEO SparkLabs Korea
	Dong Yang	Engineering	Director
	Namasan Enterprise		Director
Cuong Viet Do	BioVie	Biotechnology	President, CEO and Director
	MSP Therapeutics	Biotechnology	Director
	Seneca Therapeutics	Biotechnology	Director
	Curve OS	Fintech	Director
Willy Lan	Cambium Grove Capital(1)	Asset management	Partner
	Magnolia Grove Unlimited	Asset management	Director
Tony Ling	SparkLabs Taipei(1)	Startup accelerator	Venture Partner
Catherine Mohr	Intuitive Surgical, Inc. Intuitive Foundation Carta Healthcare Aroa Biosurgery	Surgical robotics Nonprofit organization Healthcare technology Medical devices	Vice President, Strategy President Director Director
	Avisi Technologies	Medical technology	Director
(1)	Includes certain of its funds, other affiliates and portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	With the exception of our CEO who works for us full time, our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Sponsor subscribed for founder shares prior to IPO and purchased Private Warrants in a transaction that closed simultaneously with the closing of the IPO.
●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 29, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 - trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.
●	We issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which $1,540,000 was outstanding as of December 31, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete its initial business combination, the note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the note into a number of Working Capital Warrants equal to the principal amount of the note so converted divided by $1.00.

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

Item 11. Executive Compensation.

We have entered into consultancy agreements and board services agreements with our officers, directors, and other consultants. The following table sets forth the information regarding the compensation awarded to, earned by or paid to our officers and directors in the form of consulting fees during the year ended December 31, 2025:

Paid Consulting
Name and Principal Position	Fees ($)
James Rhee
Chief Executive Officer, Chairman and Director	350,000
Ho Min (Jimmy) Kim
Chief Financial Officer	25,000
Kurtis Jang
Chief Operating Officer	180,000
Tony Ling
Director	62,500
Catherine Mohr
Director	62,500
Shin-Bae Kim
Director	62,500
Willy Lan
Director	62,500
Cuong Viet Do
Director	62,500

We do not have any employment agreements with our officers. We do not maintain key-person life insurance for any of our executive officers or directors. We do not have any long-term compensation plans or stock option plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,658,791 our ordinary shares, consisting of (i) 6,236,713 our Class A ordinary shares and (ii) 2,422,078 our Class B ordinary shares, issued and outstanding as of March 30, 2026. On all matters to be voted upon holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Working Capital Warrants, which have not been issued, or the Private Warrants as the Private Warrants are not exercisable within 60 days of March 30, 2026.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
					Percentage
	Number of		Number of		of
Name and Address	Shares	Approximate	Shares	Approximate	Outstanding
of Beneficial	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Owner(1)	Owned	of Class	Owned	of Class	Shares
5% Holders
SLG SPAC Fund LLC (our Sponsor)(3)	4,000,000	64.4%	1,572,078	64.9%	64.4%
Cede & Co.	2,215,369	35.6%	—	—	25.8%
Directors and Executive Officers
James Rhee	—	—	250,000	10.3%	2.9%
Ho Min (Jimmy) Kim	—	—	—	—	1.2%
Kurtis Jang	—	—	100,000	4.1%	1.2%
Cuong Viet Do	—	—	100,000	4.1%	1.2%
Shin-Bae Kim	—	—	100,000	4.1%	1.2%
Willy Lan	—	—	100,000	4.1%	1.2%
Tony Ling	—	—	100,000	4.1%	1.2%
Cathrine Mohr	—	—	100,000	4.1%	1.2%
All executive officers and directors as a group (eight individuals)	—	—	850,000	13.2%	100%
(1)	Unless otherwise indicated, the business address of each of our shareholders is c/o Spark I Acquisition Corporation, 3790 El Camino Real, Unit #570, Palo Alto, CA 94306.
(2)	Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	SLG SPAC Fund LLC, our Sponsor, is the record holder of such shares. The sole managing member of our Sponsor is SparkLabs Group Management, of which Bernard Moon is a managing member and may be deemed the beneficial owner of such shares.

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

We currently maintain our executive offices at 3790 El Camino Real, Unit #570, Palo Alto, CA 94306, and we lease office space in Seoul, Korea. The cost for our use of this space is included in the $300,000 for up to 36 months in total starting from August 2021 (of which unused portion will be returned by deducting the incurred fees on a monthly basis) paid to an affiliate of our Sponsor for office space, telecommunication services, security, utilities, maintenance, and other administrative services. For the years ended December 31, 2025 and 2024, administrative support fees expense was $0 and $34,330, respectively.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor for services rendered prior to or in connection with the completion of an initial business combination. However, we currently pay and intend to continue paying consulting fees to or officers and directors for services rendered prior to or in connection with the completion of an initial business combination, including consulting fees to (i) Mr. James Rhee, our Chief Executive Officer, $350,000 per annum on a monthly basis; Mr. Ho Min (Jimmy) Kim, our Chief Financial Officer, $25,000 per annum on quarterly basis; Mr. Kurtis Jang, our Chief Operating Officer, $180,000 per annum on a monthly basis; (iv) all the independent directors, $75,000 per annum on a monthly basis; and (v) Bernard Moon, managing member of our Sponsor, $36,000 per annum. In addition, our Sponsor, officers, and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. For the years ended December 31, 2025, and December 31, 2024, we incurred director fees of $337,500 and $400,000, consulting fees of $530,000 and $566,696, and management fees of $125,320 and $282,930, respectively. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As such, for the years ended, December 31, 2025 and 2024, we reimbursed certain expenses incurred by Directors in the amount of $181,528 and $205,521, respectively.

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

On January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,540,000 as of December 31, 2025. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $1,700,000 as of December 31, 2025. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. The notes are subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the note and all other sums payable with regard to the notes becoming immediately due and payable. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Item 14. Principal Accountant Fees and Services

On November 1, 2024 CBIZ CPAs P.C. acquired the attest business of Marcum and Marcum continued to serve as the independent registered accounting firm of the Company. On April 8, 2025 with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the year ended December 31, 2025. The following is a summary of fees paid or to be paid to CBIZ CPAs, P.C. (“CBIZ”) for services rendered in 2025 and Marcum LLP (“Marcum”) for services rendered in 2024.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by CBIZ and Marcum in connection with regulatory filings. The aggregate fees billed by CBIZ and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10 - Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and December 31, 2024 totaled $123,334 and $108,150, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ or Marcum any audit-related fees for the years ended December 31, 2025 and December 31, 2024.

Tax Fees. During the years ended December 31, 2025 and 2024, our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firms other than those set forth above.

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

Dated: March 30, 2026

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

Signature	Title	Date

/s/ James Rhee	Chairman of the Board of Directors and Chief Executive Officer	March 30, 2026
James Rhee	(Principal Executive Officer)

/s/ Ho Min (Jimmy) Kim	Chief Financial Officer and Director	March 30, 2026
Ho Min (Jimmy) Kim	(Principal Financial and Accounting Officer)

/s/ Kurtis Jang	Chief Operating Officer and Director	March 30, 2026
Kurtis Jang

/s/ Shin-Bae Kim	Director	March 30, 2026
Shin-Bae Kim

/s/ Tony Ling	Director	March 30, 2026
Tony Ling

/s/ Catherine Mohr	Director	March 30, 2026
Catherine Mohr

/s/ Willy Lan	Director	March 30, 2026
Willy Lan

/s/ Cuong Viet Do	Director	March 30, 2026
Cuong Viet Do

SPARK I ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Spark I Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spark I Acquisition Corporation (the “Company”) as of December 31, 2025, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 29, 2026, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Hartford, CT

March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Spark I Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Spark I Acquisition Corporation (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor from 2022 to 2025.

Hartford, CT

March 21, 2025

SPARK I ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$112,295	$375,403
Prepaid expenses	81,072	104,411
Total Current Assets	193,367	479,814

Investments held in trust	25,164,437	106,926,172

Total Assets	$25,357,804	$107,405,986

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$604,052	$505,218
Related party payable	3,500	3,500
Note payable - Sponsor	1,700,000	—
Convertible note payable - Sponsor	1,540,000	—
Sponsor advance	—	840,000
Total Current Liabilities	3,847,552	1,348,718

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	7,347,552	4,848,718
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 2,236,713 and 10,000,000 shares at redemption value of $11.25 and $10.69 as of December 31, 2025 and 2024, respectively	25,164,437	106,926,172

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,000,000 and 0 issued and outstanding (excluding 2,236,713 and 10,000,000 shares subject to possible redemption) as of December 31, 2025 and 2024, respectively	400	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,422,078 and 6,422,078 shares issued and outstanding at December 31, 2025 and 2024, respectively	242	642
Additional paid-in capital	—	—
Accumulated deficit	(7,154,827)	(4,369,546)
Total Shareholders’ Deficit	(7,154,185)	(4,368,904)
Total Liabilities and Shareholders’ Deficit	$25,357,804	$107,405,986

SPARK I ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Administration fees – related party	$1,010,820	$1,249,626
Operating expenses	1,574,388	848,569
TOTAL EXPENSES	2,585,208	2,098,195

Other Income
Interest Income	4	4
Forgiveness of debt	1,227	—
Unrealized gain on investments held in trust account	2,877,577	5,248,662
TOTAL OTHER INCOME	2,878,808	5,248,666

Net income	$293,600	$3,150,471

Weighted average redeemable Class A ordinary shares outstanding, basic and diluted	6,277,876	10,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.02	$0.19

Weighted average non-redeemable Class A and Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.02	$0.19

SPARK I ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS DECEMBER 31, 2025 AND 2024

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	—	—	6,422,078	$642	$246,705	$(2,518,060)	$(2,270,713)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(246,705)	(5,001,957)	(5,248,662)
Net income	—	—	—	—	—	3,150,471	3,150,471
Balance, December 31, 2024	—	—	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,078,881)	(3,078,881)
Net income	—	—	—	—	—	293,600	293,600
Class B ordinary share conversion	4,000,000	400	(4,000,000)	(400)	—	—	—
Balance, December 31, 2025	4,000,000	400	2,422,078	242	—	(7,154,827)	(7,154,185)

SPARK I ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income	$293,600	$3,150,471
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on investments held in Trust Account	(2,877,576)	(5,248,662)
Changes in operating assets and liabilities:
Deferred offering costs	—	—
Prepaid expenses	23,339	52,130
Other assets	—	77,248
Related party payable	—	3,500
Accrued expenses and offering costs	98,834	96,542
Net Cash Used In Operating Activities	(2,461,803)	(1,868,771)

Cash Flows from Investing Activities:
Cash withdrawn from trust account	84,840,616	—
Cash deposited into Trust Account	(201,305)	—
Net Cash Provided by Investing Activities	84,639,311	—

Cash Flows from Financing Activities:
Proceeds from Note payable - Sponsor	1,700,000	—
Proceeds from Convertible Note payable – Sponsor	700,000	840,000
Redemptions of Class A ordinary shares	(84,840,616)	—
Net Cash Provided by (Used in) Investing Activities	(82,440,616)	840,000

Net change in cash	(263,108)	(1,028,771)

Cash at beginning of period	375,403	1,404,174
Cash at end of period	$112,295	$375,403

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$3,078,881	$5,248,662
Conversion of Class B non-redeemable ordinary shares to Class A non-redeemable ordinary Shares	$400	$—

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company incurred offering costs of $6,590,678, including underwriting fees of $2,000,000, deferred underwriting fees of $3,500,000 (see Note 6) and other costs of $1,090,678.

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

If the Company has not completed a Business Combination by September 29, 2026 (the “Combination Period”), or the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On June 25, 2025, the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.015 for each outstanding Class A ordinary share, par value $0.0001 per share, of the Company and (ii) $55,000, up to a maximum aggregate amount of $825,000, directly to the Company’s trust account in order to extend the Company’s time period to consummate a business combination. As of December 31, 2025, the Company deposited $201,305 into the trust account.

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

In connection with the July 8, 2025 extraordinary general meeting of shareholders, holders of 7,763,287 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.93 per share, for an aggregate redemption amount of approximately $84.8 million. As a result, approximately $84.8 million was removed from the Trust Account to redeem such shares. Following the redemption, there was 2,236,713 Class A Ordinary Shares held by public shareholders outstanding and 6,236,713 total Class A Ordinary Shares issued and outstanding, including Class A Ordinary Shares issued to the Sponsor in the conversion. Upon payment of the redemption, approximately $24.4 million remained in the Trust Account prior to any contribution made by the Sponsor.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $112,295 in its operating bank account, $25,164,437 in its trust account, and a working capital deficit of $3,654,185.

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

However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the December 31, 2025 Form 10- K.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 29, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 29, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 29, 2026, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. The Iran war has resulted in higher oil prices and created concerns about economic recession. Tariffs imposed by the U.S. presidential administration caused geopolitical tension and higher prices of goods throughout the global economy. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over persistent inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility and could adversely affect the Company’s ability to complete a business combination and could have a material adverse effect on the value of the Company’s securitiesThe financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. For the year ended December 31, 2023, offering costs of $364,639 associated with the Class A ordinary shares were charged to shareholders’ deficit upon the completion of the Initial Public Offering. There were no offering costs recognized for the year ended December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. In connection with the extraordinary general meeting of shareholders, on July 9, 2025 public shareholders holding 7,763,287 Class A ordinary shares elected to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $84,840,616, or $10.92 per share, was removed from the Trust Account in connection with the redemption in order to pay such holders. Accordingly, at December 31, 2025 and 2024, the 2,236,713 and 10,000,000, respectively, Class A ordinary shares subject to possible redemption in the amount of $25,164,437 and $106,926,172 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. For the year ended, December 31, 2025 and 2024, the Company recorded measurement adjustments of $3,078,881 and $5,248,662, respectively, to increase to redemption value.

As of December 31, 2025 and 2024, the amount of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

	Amount	Shares
Class A ordinary shares subject to possible redemption, December 31, 2023	$101,677,510	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	5,248,662	—
Class A ordinary shares subject to possible redemption, December 31, 2024	106,926,172	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	3,078,881	—
Less:
Redemption of Class A ordinary Shares	(84,840,616)	(7,763,287)
Class A ordinary shares subject to possible redemption, December 31, 2025	$25,164,437	2,236,713

Class B to Class A Share Conversion

During the year ended December 31, 2025, 4,000,000 shares of Class B ordinary shares were converted into Class A ordinary shares in accordance with the Company’s governing documents. The conversion did not alter the rights, preferences, or privileges of the shares. As a result, the transaction was accounted for as an equity reclassification, with the carrying amount of Class B shares transferred to Class A shares. No gain or loss was recognized in connection with the conversion. The total number of issued and outstanding shares and total shareholders’ equity was not affected by the conversion.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the year. Weighted average shares were not reduced for the effect of an aggregate of 3,435,065 Class A and Class B nonredeemable ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of the Company’s winding up and subsequent dissolution. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$145,133	$1,918,436
Denominator: Basic and diluted weighted average shares outstanding	6,277,876	10,000,000
Basic and diluted net income per Class A redeemable ordinary share	$0.02	$0.19
Class A and B non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$148,467	$1,232,035
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class A and B non-redeemable ordinary share	$0.02	$0.19

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 or 2024.

Investments held in Trust Account

At December 31, 2025 and 2024, the Company had $25,164,437 and $106,926,172 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

Investments held in Trust Account are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets.)

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020 - 06, Debt - Debt with Conversion and Other Options (Subtopic 470 - 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020 - 06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity - linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020 - 06 on January 1, 2024. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 utilizing the prospective method. Adoption of the ASU did not impact the Company’s financial statements or disclosures.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company offered for sale 10,000,000 Units at a price of $10.00 per Unit. Each Unit will consist of one share of Class A ordinary shares and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,490,535 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,490,535) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

3,435,065 Founder Shares are subject to forfeiture immediately prior to the closing of the Company’s initial business combination depending on the amount of the proceeds received under the forward purchase agreement, or in the event of our liquidation and subsequent dissolution. The number of the Founder Shares outstanding, which includes 3,435,065 Class A and Class B ordinary shares issued in connection with the forward purchase agreement.

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

General and Administrative Services

Commencing on August 1, 2021, the Company has agreed to pay the Sponsor a total of $300,000 for office space, utilities and secretarial and administrative support for up to 36 months. For the years ended December 31, 2025 and 2024, administrative support fees expense was $0 and $34,330, respectively.

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

Convertible Note Payable – Sponsor

On January 28, 2025, the Company issued a convertible unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was advanced during the year ended December 31, 2025 and $840,000 was advanced during the year ended December 31, 2024. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of December 31, 2025 and December 31, 2024, the amount outstanding on this Note was $1,540,000 and $840,000, respectively.

Note Payable – Sponsor

On June 25, 2025, the Company issued a non-convertible unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of December 31, 2025, the Company borrowed $1,700,000 under the Second Note.

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

Forward Purchase Agreement

SparkLabs Group Management, LLC (“forward purchaser”), an accredited institutional investor affiliated with the Sponsor, has entered into a forward purchase agreement with the Company that provides for the purchase by the forward purchaser of forward purchase units for an aggregate purchase price of at least $115,000,000 in a private placement to close concurrently with the closing of our initial business combination. The forward purchaser may purchase less than $115,000,000 worth of forward purchase units in accordance with the terms of the forward purchase agreement. In addition, the forward purchaser may terminate its commitment under the forward purchase agreement at any time before the closing of the Company’s initial business combination. Accordingly, if the forward purchaser exercises its right to terminate its commitment to purchase any forward purchase securities, the Company will not receive any of the amount of proceeds under the forward purchase agreement and all of the 3,435,065 Class A and Class B ordinary shares will then be forfeited prior to the closing of the Company’s initial business combination.

The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase shares will be identical to the shares of Class A ordinary stock included in the Units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2025, the Sponsor converted 4,000,000 Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. As of December 31, 2025 and December 31, 2024 there were 4,000,000 and 0 Class A ordinary shares issued and outstanding, respectively (excluding 2,236,713 and 10,000,000 Class A ordinary shares subject to possible redemption, respectively) of which up to 3,435,065 shares are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 2,422,078 and 6,422,078 shares of Class B ordinary shares issued and outstanding, respectively. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of December 31, 2025 and 2024, which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2025	Level	2024
Assets:
Investments held in Trust Account	1	$25,164,437	1	$106,926,172

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the years ended December 31, 2025 and 2024, there were no transfers into or out of Level 3.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended
	December 31,	December 31,
	2025	2024
Loss from operations	$(2,585,208)	$(2,098,195)

Total other income	2,878,808	5,248,666

Net income	$293,600	$3,150,471

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 30, 2026, the date that the financial statements were issued. Based upon this review, other than discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On January 27, 2026, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5620(a), which requires companies listed on Nasdaq to hold an annual meeting of shareholders within twelve months of the end of the company’s fiscal year. On February 25, 2026, the Company held its Annual Meeting and as such has since received confirmation from Nasdaq that the Company is in compliance with Nasdaq Listing Rule 5620(a).