Form 10-Q
period 2026-06-30
Spark I Acquisition Corp
filed 2026-08-14
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 6,236,713 Class A ordinary shares, par value $0.0001 per share, and 2,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Spark I Acquisition Corporation

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$401,642	$112,295
Prepaid expenses	102,237	81,072
Total Current Assets	503,879	193,367

Investments held in trust	25,813,648	25,164,437

Total Assets	$26,317,527	$25,357,804

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$2,078,858	$604,052
Related party payable	73,500	3,500
Note payable - Sponsor	2,500,000	1,700,000
Convertible note payable - Sponsor	1,900,000	1,540,000
Total Current Liabilities	6,552,358	3,847,552

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	10,052,358	7,347,552
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 2,236,713 shares at redemption value of $11.54 and $11.25 at June 30, 2026 and December 31, 2025, respectively	25,813,648	25,164,437

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,000,000 issued and outstanding (excluding 2,236,713 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	400	400
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,422,078 shares issued and outstanding at June 30, 2026 and December 31, 2025	242	242
Additional paid-in capital	—	—
Accumulated deficit	(9,549,121)	(7,154,827)
Total Shareholders’ Deficit	(9,548,479)	(7,154,185)
Total Liabilities and Shareholders’ Deficit	$26,317,527	$25,357,804

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
EXPENSES
Administrative fee – related party	$179,940	$285,650	$339,880	$555,300
Formation and operating expenses	1,697,094	478,217	1,853,113	785,932
TOTAL EXPENSES	1,877,034	763,867	2,192,993	1,341,232
OTHER INCOME
Interest Income	1	1	2	2
Unrealized gain on investments held in Trust Account	226,144	1,126,449	447,907	2,246,142
TOTAL OTHER INCOME	226,145	1,126,450	447,909	2,246,144
Net (loss) income	$(1,650,889)	$362,583	$(1,745,084)	$904,912

Weighted Average Class A ordinary shares outstanding, basic and diluted	2,236,713	10,000,000	2,236,713	10,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.19)	$0.02	$(0.20)	$0.06
Weighted average number of shares of Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078	6,422,078	6,422,078
Basic and diluted net (loss) income per Class B ordinary share	$(0.19)	$0.02	$(0.20)	$0.06

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	4,000,000	$400	2,422,078	$242	$—	$(7,154,827)	$(7,154,185)
Net Loss	—	—	—	—	—	(94,195)	(94,195)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(322,414)	(322,414)
Balance, March 31, 2026	4,000,000	$400	2,422,078	$242	$—	$(7,571,436)	$(7,570,794)
Net Loss	—	—	—	—	—	(1,650,889)	(1,650,889)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(326,796)	(326,796)
Balance, June 30, 2026	4,000,000	$400	2,422,078	$242	$—	$(9,549,121)	$(9,548,479)

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	—	$—	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)
Net Income	—	—	—	—	—	542,329	542,329
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,119,693)	(1,119,693)
Balance, March 31, 2025	—	$—	6,422,078	$642	$—	$(4,946,910)	$(4,946,268)
Net Income	—	—	—	—	—	362,583	362,583
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,126,449)	(1,126,449)
Balance, June 30, 2025	—	$—	6,422,078	$642	$—	$(5,710,776)	$(5,710,134)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities:
Net income (loss)	$(1,745,084)	$904,912
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(447,906)	(2,246,142)
Changes in operating assets and liabilities:
Prepaid expenses	(21,165)	29,750
Related party payable	70,000	—
Accrued expenses and offering costs	1,474,806	337,905
Net Cash Used In Operating Activities	(669,349)	(973,575)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(201,304)	—
Net Cash Used In Investing Activities	(201,304)	—

Cash Flows From Financing Activities:
Proceeds from Convertible note payable - Sponsor	360,000	700,000
Proceeds from Note payable - Sponsor	800,000	1,000,000
Net Cash Provided By Financing Activities	1,160,000	1,700,000

Net change in cash	289,347	726,425
Cash at beginning of period	112,295	375,403
Cash at end of period	$401,462	$1,101,828

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$649,211	$2,246,142

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On June 25, 2025, the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.015 for each outstanding Class A ordinary share, par value $0.0001 per share, of the Company and (ii) $55,000, up to a maximum aggregate amount of $825,000, directly to the Company’s trust account in order to extend the Company’s time period to consummate a business combination. For the six months ended, June 30, 2026 and 2025, the Company deposited $201,304 and $0 into the trust account.

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

On May 14, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 “Total Holders” (defined as both beneficial holders and holders of record) of the Company’s ordinary shares for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice stated that that Company has 45 days to submit a plan to regain compliance with the Minimum Total Holders Rule. The Company submitted a compliance plan on June 29, 2026 for Nasdaq to review. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. The Company has been in contact with a represenatative at Nasdaq and considers the issue remediated.

On June 11, 2026 (the “Signing Date”), the Company entered into an Agreement and Plan of Merger and Reorganization (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”), by and among the Company, Spark I Acquisition Corporation Sub I Inc., a Delaware corporation (“Merger Sub I”), Spark I Acquisition Corporation Sub II LLC, a Delaware limited liability company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and ZincFive, Inc., a Delaware corporation (“ZincFive”). The transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” The Company, Merger Sub I, Merger Sub II and ZincFive are each individually referred to as a “Party” and, collectively, as the “Parties.” In connection with the Closing, the Company will change its name to “ZincFive, Inc.”

The Merger Agreement and the Business Combination were unanimously approved by the boards of directors of each of the Company, Merger Sub I and ZincFive and by the managing member of Merger Sub II.

The Business Combination is expected to close in the second half of 2026 following the receipt of the required approval of the Company’s shareholders and the fulfillment of other customary closing conditions that are set forth in the Merger Agreement.

Subject to obtaining the required shareholder approvals and at least one day prior to the time of the closing of the Business Combination (the “Closing,” and the date on which the Closing occurs, the “Closing Date”), the Company will deregister as a Cayman Islands exempted company and transfer by way of continuation to and domesticate as a corporation incorporated under the laws of the State of Delaware (the “Domestication” and such company after the Domestication, “New ZincFive”). In connection with the Domestication, the Company will file with the Secretary of State of the State of Delaware a certificate of incorporation (the “Charter”), which sets forth the rights and preferences of the equity interests of New ZincFive, and adopt bylaws (the “Bylaws”) of New ZincFive.

Immediately prior to the Domestication, each of the holders of the then issued and outstanding Class B ordinary shares of the Company will cause each Cayman Class B Share to be converted, on a one-for-one basis, into a Class A ordinary share of the Company. In connection with the Domestication: (i) each of the then issued and outstanding Cayman Class A Shares will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of New ZincFive (the “New ZincFive Common Stock”); (ii) each of the then issued and outstanding warrants representing the right to purchase one Cayman Class A Share (each, a “Cayman Purchaser Warrant”) will convert automatically into a warrant to acquire one share of New ZincFive Common Stock pursuant to the related warrant agreement (each warrant, a “New ZincFive Warrant”); and (iii) each of the then issued and outstanding units of the Company will be canceled and each holder thereof will be entitled to one share of New ZincFive Common Stock and one-half of one New ZincFive Warrant. The conversion of the (w) Cayman Class B Shares to Cayman Class A Shares, (x) Cayman Class A Shares to New ZincFive Common Stock, (y) Cayman Purchaser Warrants to New ZincFive Warrants and (z) units of the Company to New ZincFive Common Stock and New ZincFive Warrants are collectively referred to as the “Delaware Conversion.”

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into the Sponsor Agreement (the “Sponsor Agreement”) with ZincFive, the Sponsor, certain stockholders of the Company (together with the Sponsor, the “Insiders”) and, solely for purposes of the Letter Agreement Amendment (as defined below), Ho Min (Jimmy) Kim, Chief Financial Officer of the Company (the “Non-Shareholder Insider”). Under the terms of the Sponsor Agreement, the Insiders agreed to, among other things: (i) vote in favor of adoption of the the Company Stockholder Matters; (ii) vote against any Acquisition Transaction (as defined in the Merger Agreement) and any merger agreement or merger other than the Merger Agreement and the Business Combination; (iii) vote against any change in the business, management or board of directors of the Company (other than in connection with the the Company Stockholder Matters or pursuant to the Merger Agreement or ancillary agreements); and (iv) vote against any proposal, action or agreement that would: (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Agreement, the Merger Agreement or the Business Combination; (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Merger Agreement; (C) result in any of the closing conditions of the Merger Agreement not being fulfilled; (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor in the Sponsor Agreement; or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Each officer and director of the Company previously entered into a letter agreement with the Company in connection with the Company’s initial public offering, pursuant to which they agreed to vote any the Company ordinary shares held by them in favor of the Business Combination. If at any time following the Signing Date and until the termination of the Merger Agreement, the board of directors of the Company effect a Modification of Recommendation, then the obligations to vote or consent in accordance with the foregoing clauses (i)-(iv) will automatically be deemed to be modified such that the Sponsor will vote or provide its consent with respect to its Sponsor Securities (as defined below) in the same proportion to the votes cast or consent provided, as applicable, by the holders of the Cayman Class A Shares.

Pursuant to the Sponsor Agreement, during the period commencing on the Signing Date until the earliest of (a) termination of the Merger Agreement, (b) the liquidation of the Company, (c) the first anniversary of the Closing Date and (d) the date upon which the volume-weighted average price (“VWAP”) of New ZincFive Common Stock equals or exceeds $12.00 per share for any twenty (20) trading days within any thirty (30) trading day period commencing any time that is one hundred eighty (180) days after the date that a registration statement (the “Resale Registration Statement”) covering the resale of Registrable Securities (as defined in the A&R Registration Rights Agreement) initially becomes effective, the Insiders will not (subject to limited and customary exceptions): (i) sell, offer to sell, contract or agree to sell, hypothecate or pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to, 2,000,000 Cayman Class B Shares owned by the Insiders as of the Signing Date, the Cayman Class A Shares issued or issuable upon the Delaware Conversion with respect to such shares, and the New ZincFive Common Stock issued or issuable upon the Delaware Conversion with respect to such shares (together, the “Sponsor Securities”); (ii) enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of any Sponsor Securities, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise; (iii) take any action in furtherance of any of the matters described in the foregoing clauses (i) or (ii); or (iv) publicly announce any intention to effect any transaction specified in the foregoing clauses (i) or (ii).

Pursuant to the Sponsor Agreement, but subject to the consummation of the Business Combination, the Insiders agreed to waive all anti-dilution rights with respect to the rate that the Cayman Class B Shares convert into the Cayman Class A Shares in connection with the transactions contemplated by the Merger Agreement.

In addition, pursuant to the Sponsor Agreement, (a) Sponsor may elect to convert up to $1,500,000 of the aggregate amount outstanding under any Working Capital Loans (as defined in the Merger Agreement) into Cayman Purchaser Warrants, (b) Sponsor agreed to forfeit, immediately following the Closing and subject to the occurrence of the Closing, (x) 3,500,000 shares of the Company Common Stock, (y) 922,078 shares of the Company Common Stock for issuance to certain of the Bridge Investors (as defined below) and (z) 1,458,400 New ZincFive Warrants for issuance to certain of the Bridge Investors, and (c) Sponsor agreed to forfeit, immediately following the Closing, 2,786,867 New ZincFive Warrants and 50% of any New ZincFive Warrants issued as a result of the conversion of Working Capital Loans for issuance as stock options pursuant to the New ZincFive Equity Incentive Plan (as defined in the Merger Agreement).

The Sponsor Agreement also amends that certain letter agreement, dated as of October 5, 2023 (the “Letter Agreement” and such amendment, the “Letter Agreement Amendment”), by and among SPKL, the Insiders and the Non-Shareholder Insider, pursuant to which the Sponsor agreed to surrender a number of Cayman Class B Shares (including any Cayman Class A Shares issued upon conversion of Cayman Class B Shares) in certain circumstances. As a result of the Letter Agreement Amendment, effective immediately prior to the First Merger, the Sponsor will not be obligated to surrender any Cayman Class B Shares (or Cayman Class A Shares issued upon conversion of Cayman Class B Shares) if the Forward Purchaser (as defined in the Letter Agreement) does not purchase $115,000,000 worth of securities in accordance with that certain forward purchase agreement, dated as of October 5, 2023, by and between the Company and the Forward Purchaser. If the Merger Agreement is terminated for any reason, the Letter Agreement Amendment will be void and of no force and effect.

Series A Preferred Stock Investments

In connection with the transactions contemplated by the Merger Agreement, on the Signing Date, the Company and ZincFive entered into a Securities Purchase Agreement (the “Series A SPA”) with certain institutional and accredited investors (the “Series A Preferred Stock Investors”). Pursuant to the Series A SPA, the Series A Preferred Stock Investors agreed, among other things, to purchase, concurrently with the Closing, an aggregate of 10,441,174 shares of New ZincFive’s 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share (the “New ZincFive Series A Preferred Stock”), having the rights, preferences and privileges set forth in the Certificate of Designation of Preferences, Rights and Limitations of 12.0% Series A Cumulative Convertible Preferred Stock (the “Certificate of Designation”) and, for each Series A Preferred Stock Investor, a warrant to purchase a number of shares of New ZincFive Common Stock equal to the number of shares into which such shares of New ZincFive Common Stock underlying such investor’s Series A Preferred Stock are initially convertible (a “Series A Preferred Investor Warrant”), for an aggregate purchase price of $106.5 million (the “Series A Preferred Stock Investments”). Each share of New ZincFive Series A Preferred Stock will have a stated value of $12.00 (the “Stated Value”). Certain Series A Preferred Stock Investors who provided $6.5 million of interim financing to ZincFive in the form of secured promissory notes (the “Bridge Notes” and such Series A Preferred Stock Investors, the “Bridge Investors”) will pay the purchase price through the cancellation and conversion of such Series A Preferred Stock Investors’ Bridge Notes in exchange for shares of New ZincFive Series A Preferred Stock and Series A Preferred Investor Warrants.

As a condition to the closing of Alyeska Master Fund, L.P.’s (the “Lead Purchaser”) Series A Preferred Stock Investment, the Company will issue an aggregate of 3,500,000 shares of New ZincFive Common Stock to the Lead Purchaser or the Company or ZincFive will cause stockholders of the Company or ZincFive to assign an aggregate of 3,500,000 shares of New ZincFive Common Stock to the Lead Purchaser.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $401,642 in its operating bank account, $25,813,648 in its trust account, and a working capital deficit of $6,048,479.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Merger Subs. The subsidiaries were formed solely for the purpose of completing an initial Business Combination and have had no operating activity since inception. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at June 30, 2026 and December 31, 2025, the 2,236,713 Class A ordinary shares subject to possible redemption in the amount of $25,813,648 and $25,164,437 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. For the six months ended June 30, 2026 and 2025, the Company recorded measurement adjustments of $649,211 and $2,246,142, respectively, to increase to redemption value.

As of June 30, 2026 and 2025, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	Amount	Shares
Class A ordinary shares subject to possible redemption, January 1, 2025	$106,926,172	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	2,246,142	—
Class A ordinary shares subject to possible redemption, June 30, 2025	$109,172,314	10,000,000

Class A ordinary shares subject to possible redemption, January 1, 2026	$25,164,437	2,236,713

Plus:
Remeasurement adjustment on redeemable ordinary shares	649,211	—
Class A ordinary shares subject to possible redemption, June 30, 2026	$25,813,648	2,236,713

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the six months ended
	June 30,	June 30,
	2025	2024
Class A Redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$551,034	$999,399
Denominator: Basic and diluted weighted average shares outstanding	10,000,000	10,000,000
Basic and diluted net income per Class A Ordinary Share	$0.06	$0.10
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income, as adjusted	$353,878	$641,822
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income per Class B Ordinary Share	$0.06	$0.10

	For the six months ended
	June 30,	June 30,
	2026	2025
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$(450,785)	$551,034
Denominator: Basic and diluted weighted average shares outstanding	2,236,713	10,000,000
Basic and diluted net income (loss) per Class A Ordinary Share	$(0.20)	$0.06
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$(1,294,299)	$353,878
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income (loss) per Class B Ordinary Share	$(0.20)	$0.06

	For the three months ended
	June 30,	June 30,
	2026	2025
Class A Redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$(426,453)	$220,790
Denominator: Basic and diluted weighted average shares outstanding	2,236,713	10,000,000
Basic and diluted net income (loss) per Class A Ordinary Share	$(0.19)	$0.02
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income (loss), as adjusted	$(1,224,436)	$141,793
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net income (loss) per Class B Ordinary Share	$(0.19)	$0.02

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Investments held in Trust Account

At June 30, 2026 and December 31, 2025, the Company had $25,813,648 and $25,164,437 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.

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

Convertible Note Payable - Sponsor

On January 28, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was advanced as of December 31, 2025 and $840,000 was advanced as of December 31, 2024. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2026 and December 31, 2025, the amount outstanding on this Note was $1,900,000 and $1,540,000, respectively.

Note Payable – Sponsor

On June 25, 2025, the Company issued a non – convertible unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of June 30, 2026 and December 31, 2025, the Company borrowed $2,500,000 and $1,700,000, respectively under the Second Note.

Related Party Loans

On March 29, 2024, the Sponsor advanced the Company $3,500 for working capital purposes. On May 13, 2026, the Sponsor advanced an additional $70,000 to the Company for working capital purposes. These advances are non-interest bearing and are due on demand. These related party transaction are included on the accompanying balance sheets as a related party payable. As of June 30, 2026 and December 31, 2025, the Company borrowed $73,500 and $3,500, respectively under the related party payable.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2025, the Sponsor converted 4,000,000 Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. As of June 30, 2026 and December 31, 2025 there were 4,000,000 Class A ordinary shares issued and outstanding (excluding 2,236,713 Class A ordinary shares subject to possible redemption) of which up to 3,435,065 shares are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 2,422,078 shares of Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of June 30, 2026 and December 31, 2025 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2026	Level	2025
Assets:
Investments held in Trust Account	1	$25,813,648	1	$25,164,437

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2026, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation in order to ensure sufficient capital to complete an initial business combination and meet working capital requirements, the CODM reviews several key metrics, which include the following:

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Loss from operations	$(2,192,993)	$(1,341,232)	$(1,877,034)	$(763,867)

Total other income	447,909	2,246,144	226,145	1,126,450

Net income (loss)	$(1,745,084)	$904,912	$(1,650,889)	$362,583

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 14, 2026, the date that the financial statements issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include our ability to consummate a business combination with ZincFive Inc. (“ZincFive”) or any other operating company on acceptable terms, if at all, and before the outside date under our amended and restated memorandum of articles of association as well as those risks discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, including those under the heading “Risk Factors.” The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Following substantive discussions with multiple prioritized targets, in June 2026, we announced that we had entered into an agreement and plan of merger and reorganization with ZincFive, Inc. See the risk factor titled “We may not be able to consummate an initial business combination by September 29, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.” in our Annual Report on Form 10-K for the year ended December 31, 2025.

We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,900,000 and $1,540,000 as of June 30, 2026 and December 31, 2025, respectively. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non – convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $2,500,000 and 1,700,000 as of June 30, 2026 and December 31, 2025, respectively. The non - convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through June 30, 2026 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

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

For the three months ended June 30, 2026, we had net loss of $1,650,889, which consists of operating expenses of $1,697,094 and administration – related party expenses of $179,940 offset by the interest earned on investments held in the Trust Account of $226,144 and interest income of $1.

For the three months ended June 30, 2025, we had net income of $362,583, which consists of operating expenses of $478,217 and administration – related party expenses of $285,650 offset by the interest earned on investments held in the Trust Account of $1,126,449 and interest income of $1.

For the six months ended June 30, 2026, we had net loss of $1,745,084, which consists of operating expenses of $1,853,113 and administration – related party expenses of $339,880, offset by the interest earned on investments held in the Trust Account of $447,907 and operating account interest income of $2.

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

As of June 30, 2026, we had $401,642 in our operating bank account, $25,813,648 in the Trust Account and working capital deficit of $6,048,479.

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

For example, in order to finance our working capital needs, on January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,900,000 as of June 30, 2026. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $2,500,000 as of June 30, 2026. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. The notes are subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the note and all other sums payable with regard to the notes becoming immediately due and payable.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be made.

Recent Accounting Standards

Other than discussed below, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

SPARK I ACQUISITION CORPORATION

Date: August 14, 2026	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)