Form 10-Q
period 2026-09-30
Spark I Acquisition Corp
filed 2026-11-13
CIK 1884046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	SPKLU	OTC
Class A ordinary shares, par value $0.0001 par value	SPKLF	OTC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SPKLW	OTC

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

As of November 13, 2026, there were 5,627,045 Class A ordinary shares, par value $0.0001 per share, and 2,422,078 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

SPARK I ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements of Spark I Acquisition Corporation

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$473,001	$112,295
Prepaid expenses	89,326	81,072
Total Current Assets	562,327	193,367

Investments held in trust	26,117,081	25,164,437

Total Assets	$26,679,408	$25,357,804

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and offering costs	$3,211,718	$604,052
Related party payable - Sponsor	323,500	3,500
Extension note payable - Sponsor	400,000	—
Due to related party	200,000	—
Note payable - Sponsor	2,500,000	1,700,000
Convertible note payable - Sponsor	1,900,000	1,540,000
Total Current Liabilities	8,535,218	3,847,552

Non-current Liabilities:
Deferred underwriting fee payable	3,500,000	3,500,000
Total Liabilities	12,035,218	7,347,552
Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 2,236,713 shares at redemption value of $11.68 and $11.25 at September 30, 2026 and December 31, 2025, respectively	26,117,081	25,164,437

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,000,000 issued and outstanding (excluding 2,236,713 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	400	400
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 2,422,078 shares issued and outstanding at September 30, 2026 and December 31, 2025	242	242
Additional paid-in capital	—	—
Accumulated deficit	(11,473,533)	(7,154,827)
Total Shareholders’ Deficit	(11,472,891)	(7,154,185)
Total Liabilities and Shareholders’ Deficit	$26,679,408	$25,357,804

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
EXPENSES
Administrative fee – related party	$179,941	$272,830	$519,820	$828,130
Formation and operating expenses	1,677,371	595,005	3,530,484	1,380,937
TOTAL EXPENSES	1,857,312	867,835	4,050,304	2,209,067

OTHER INCOME
Interest Income	1	1	3	3
Forgiveness of debt	—	1,227	—	1,227
Unrealized gain on investments held in Trust Account	236,332	391,382	684,239	2,637,524
TOTAL OTHER INCOME	236,333	392,610	684,242	2,638,754
Net (loss) income	$(1,620,979)	$(475,225)	$(3,366,062)	$429,687

Weighted Average Redeemable Class A ordinary shares outstanding, basic and diluted	2,236,713	2,996,165	2,236,713	7,639,733
Basic and diluted net (loss) income per share, Redeemable Class A ordinary shares	$(0.19)	$(0.05)	$(0.39)	$0.03
Weighted average number of shares of Non-redeemable Class A and Class B ordinary shares outstanding, basic and diluted	6,422,078	6,422,078	6,422,078	6,422,078
Basic and diluted net (loss) income per Non-redeemable Class A and Class B ordinary share	$(0.19)	$(0.05)	$(0.39)	$0.03

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2026	4,000,000	$400	2,422,078	$242	$—	$(7,154,827)	$(7,154,185)
Net Loss	—	—	—	—	—	(94,195)	(94,195)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(322,414)	(322,414)
Balance, March 31, 2026	4,000,000	$400	2,422,078	$242	$—	$(7,571,436)	$(7,570,794)
Net Loss	—	—	—	—	—	(1,650,889)	(1,650,889)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(326,796)	(326,796)
Balance, June 30, 2026	4,000,000	$400	2,422,078	$242	$—	$(9,549,121)	$(9,548,479)
Net Loss	—	—	—	—	—	(1,620,979)	(1,620,979)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(303,433)	(303,433)
Balance, September 30, 2026	4,000,000	$400	2,422,078	$242	$—	$(11,473,533)	$(11,472,891)

					Additional
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2025	—	$—	6,422,078	$642	$—	$(4,369,546)	$(4,368,904)
Net Income	—	—	—	—	—	542,329	542,329
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,119,693)	(1,119,693)
Balance, March 31, 2025	—	$—	6,422,078	$642	$—	$(4,946,910)	$(4,946,268)
Net Income	—	—	—	—	—	362,583	362,583
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,126,449)	(1,126,449)
Balance, June 30, 2025	—	$—	6,422,078	$642	$—	$(5,710,776)	$(5,710,134)
Net Loss	—	—	—	—	—	(475,225)	(475,225)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(492,034)	(492,034)
Class B ordinary share conversion	4,000,000	400	(4,000,000)	(400)	—	—	—
Balance, September 30, 2025	4,000,000	$400	2,422,078	$242	$—	$(6,678,035)	$(6,677,393)

The accompanying notes are an integral part of these unaudited financial statements.

SPARK I ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities:
Net (loss) income	$(3,366,062)	$429,687
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(684,238)	(2,637,524)
Changes in operating assets and liabilities:
Prepaid expenses	(8,254)	79,249
Due to related party	200,000	—
Related party payable	320,000	—
Accrued expenses and offering costs	2,607,666	67,842
Net Cash Used In Operating Activities	(930,888)	(2,060,746)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account	—	84,840,616
Cash deposited into Trust Account	(268,406)	(100,652)
Net Cash (Used In) Provided by Investing Activities	(268,406)	84,739,964

Cash Flows From Financing Activities:
Proceeds from Convertible note payable - Sponsor	360,000	700,000
Proceeds from Note payable - Sponsor	800,000	1,700,000
Proceeds from Extension note payable - Sponsor	400,000	—
Redemptions of Class A ordinary shares	—	(84,840,616)
Net Cash Provided By (Used in) Financing Activities	1,560,000	(82,440,616)

Net change in cash	360,706	238,602
Cash at beginning of period	112,295	375,403
Cash at end of period	$473,001	$614,005

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$952,643	$2,738,177

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 12, 2021 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since closing the Initial Public Offering, a search for a business combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination by March 29, 2027 (the “Combination Period”), or the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On June 25, 2025, the Sponsor agreed to make monthly deposits, each in an amount equal to the lesser of (i) $0.015 for each outstanding Class A ordinary share, par value $0.0001 per share, of the Company and (ii) $55,000, up to a maximum aggregate amount of $825,000, directly to the Company’s trust account in order to extend the Company’s time period to consummate a business combination. For the nine months ended, September 30, 2026 and 2025, the Company deposited $268,406 and $100,652 into the trust account.

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

On May 14, 2026, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Total Holders Rule”), which requires the Company to have at least 400 “Total Holders” (defined as both beneficial holders and holders of record) of the Company’s ordinary shares for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no immediate effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice stated that Company has 45 days to submit a plan to regain compliance with the Minimum Total Holders Rule. The Company submitted a compliance plan on June 29, 2026 for Nasdaq to review. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. The Company has been in contact with a representative at Nasdaq and considers the issue remediated.

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

Pursuant to the terms of the Merger Agreement, the Company is required to cause the ZincFive common stock to be approved for listing on Nasdaq. There can be no assurance that such listing condition will be met. If the listing condition is not met, the Business Combination will not be consummated unless the listing condition is waived by the parties to the Merger Agreement. Following the Closing, ZincFive common stock will be listed, subject to Nasdaq approval, under the proposed symbol “ZFIV.” The Company may not have received confirmation from Nasdaq of approval of the listing of the ZincFive common stock at the time of the extraordinary general meeting or prior to the Closing. It is possible that the listing condition to the Closing may be waived by the parties to the Merger Agreement. Further, it is possible that such confirmation may never be received and the Business Combination could still be consummated if such condition is waived. In such event, ZincFive securities may not be listed on any stock exchange.

On September 30, 2026, SPKL received a written notice (the “Delisting Notice”) from the Listing Qualifications Department of Nasdaq stating that the SPKL Units, SPKL Class A Ordinary Shares and Public Warrants will be delisted from Nasdaq because SPKL did not complete its initial business combination by September 29, 2026, which is 36 months from the effectiveness of SPKL’s registration statement for the IPO. Accordingly, trading in the SPKL Units, SPKL Class A Ordinary Shares and Public Warrants on Nasdaq was suspended at the opening of business on October 7, 2026. In October 2026, the Company filed Form 25-NSE with the SEC, which will remove such securities from listing and registration on Nasdaq, and subsequently registered the SPKL Units, SPKL Class A Ordinary Shares and Public Warrants on the Pink Limited Market operated on the OTC Market systems (the “OTC Market”) under the symbols “SPKLU,” “SPKLF” and “SPKLW,” respectively.

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

Extraodrinary General Meeting of Shareholders

On September 25, 2026, the Company held an extraordinary general meeting of shareholders where the Company’s shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from September 29, 2026 to March 29, 2027.

In connection with the September 25, 2026 extraordinary general meeting of shareholders, shareholders holding an aggregate of 609,668 Class A ordinary shares, par value $0.0001 per share, of the Company, exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account as of October 2, 2026, including any interest earned on the funds held in the Trust Account. As a result, approximately $7.1 million (approximately $11.68 per share) was removed from the Trust Account to pay such holders and approximately $19.0 million remained in the Trust Account. Following the aforementioned redemptions, the Company has 5,627,045 Class A Ordinary Shares outstanding, consisting of 1,627,045 Class A Ordinary Shares originally issued as part of the units sold in the Company’s initial public offering and 4,000,000 Class A Ordinary Shares that were originally issued to SLG SPAC Fund, LLC, the Company’s sponsor, as Class B ordinary shares.

In connection with the September 25, 2026 extraordinary general meeting of shareholders, and as a result of the approval of the proposal to extend the date by which the Company has to consummate a business combination from September 29, 2026 to March 29, 2027, the Sponsor, or its designees, will deposit into the Trust Account, as a loan, beginning on October 1, 2026, an amount equal to $0.015 per public share outstanding after redemptions (each, a “Sponsor Contribution”), up to a maximum aggregate amount of approximately $201,304, or $24,406 per month.

In addition to the Sponsor Contributions, the Company will contribute a one time deposit into the Trust Account (the “Additional Contribution”) in the amount of $0.10 per each public share, or $162,705, not redeemed in connection with the September 25, 2026 extraordinary general meeting of shareholders. The Additional Contribution occurred on October 5, 2026 and increased the per share price payable by the Company to its public shareholders in connection with (i) any redemptions relating to the Company’s extraordinary general meeting of shareholders held to approve the proposed business combination with ZincFive, Inc. or (ii) the Company’s liquidation, whichever is earlier. The Additional Contribution is in addition to the monthly Sponsor Contributions.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $473,001 in its operating bank account, $26,117,081 in its trust account, and a working capital deficit of $7,972,891.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). However, the Company has future obligations to management, consultants, and directors that will likely extinguish the cash balance within approximately a year from the filing date of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 29, 2027. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to March 29, 2027, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond March 29, 2027, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Class A Ordinary Shares Subject to Possible Redemption

As discussed in Note 3, all of the 10,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. Accordingly, at September 30, 2026 and December 31, 2025, the 2,236,713 Class A ordinary shares subject to possible redemption in the amount of $26,117,081 and $25,164,437 at redemption value per Public Share are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. For the nine months ended September 30, 2026 and 2025, the Company recorded measurement adjustments of $952,643 and $2,738,177, respectively, to increase to redemption value.

As of September 30, 2026 and 2025, the amount of Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

	Amount	Shares
Class A ordinary shares subject to possible redemption, January 1, 2025	$106,926,172	10,000,000

Plus:
Remeasurement adjustment on redeemable ordinary shares	2,738,177	—
Less:
Redemption of Class A ordinary Shares	(84,840,616)	(7,763,287)
Class A ordinary shares subject to possible redemption, September 30, 2025	$24,823,733	2,236,713

Class A ordinary shares subject to possible redemption, January 1, 2026	$25,164,437	2,236,713

Plus:
Remeasurement adjustment on redeemable ordinary shares	952,643	—
Class A ordinary shares subject to possible redemption, September 30, 2026	$26,117,081	2,236,713

Class B to Class A Share Conversion

In 2025, 4,000,000 shares of Class B ordinary shares were converted into Class A ordinary shares in accordance with the Company’s governing documents. The conversion did not alter the rights, preferences, or privileges of the shares. As a result, the transaction was accounted for as an equity reclassification, with the carrying amount of Class B shares transferred to Class A shares. No gain or loss was recognized in connection with the conversion. The total number of issued and outstanding shares and total shareholders’ equity was not affected by the conversion.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Weighted average shares were not reduced for the effect of an aggregate of 3,435,065 Class A and Class B nonredeemable ordinary shares that were subject to forfeiture depending on the amount of the proceeds received under the forward purchase agreement described below or in the event of the Company’s winding up and subsequent dissolution. Earnings and losses are shared pro rata between the two classes of shares. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As of September 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and subsequently share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	For the nine months ended
	September 30,	September 30,
	2026	2025
Redeemable Class A ordinary shares
Numerator: Allocation of net (loss) income, as adjusted	$(869,511)	$233,447
Denominator: Basic and diluted weighted average shares outstanding	2,236,713	7,639,733
Basic and diluted net (loss) income per Redeemable Class A Ordinary Share	$(0.39)	$0.03
Non-redeemable Class A and Class B ordinary shares
Numerator: Allocation of net (loss) income, as adjusted	$(2,496,551)	$196,240
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net (loss) income per Non-redeemable Class A and Class B Ordinary Share	$(0.39)	$0.03

	For the three months ended
	September 30,	September 30,
	2026	2025
Redeemable Class A ordinary shares
Numerator: Allocation of net loss, as adjusted	$(418,726)	$(151,180)
Denominator: Basic and diluted weighted average shares outstanding	2,236,713	2,996,165
Basic and diluted net loss per Redeemable Class A Ordinary Share	$(0.19)	$(0.05)
Non-redeemable Class A and Class B ordinary shares
Numerator: Allocation of net loss, as adjusted	$(1,202,253)	$(324,045)
Denominator: Basic and diluted weighted average shares outstanding	6,422,078	6,422,078
Basic and diluted net loss per Non-redeemable Class A and Class B Ordinary Share	$(0.19)	$(0.05)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Investments held in Trust Account

At September 30, 2026 and December 31, 2025, the Company had $26,117,081 and $25,164,437 in investments held in the Trust Account, respectively. The Company’s portfolio of investments held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

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

Convertible Note Payable - Sponsor

On January 28, 2025, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $1,900,000 to the Sponsor, of which $700,000 was advanced as of December 31, 2025 and $840,000 was advanced as of December 31, 2024. The Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into that number of warrants to purchase one Class A ordinary share, $0.0001 par value per share, of the Company (the “Working Capital Warrants”) equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the warrants issued by the Company to the Sponsor in a private placement that took place simultaneously with the Company’s initial public offering. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2026 and December 31, 2025, the amount outstanding on this Note was $1,900,000 and $1,540,000, respectively.

Note Payable – Sponsor

On June 25, 2025, the Company issued a non – convertible unsecured promissory note (the “Second Note”) in the principal amount of up to $2,500,000 to the Sponsor. The Second Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of September 30, 2026 and December 31, 2025, the Company borrowed $2,500,000 and $1,700,000, respectively under the Second Note.

Extension Note Payable – Sponsor

On September 25, 2026, the Company issued a non – convertible unsecured promissory note (the “Second Extension Note”) in the principal amount of up to $400,000 to the Sponsor. The Second Extension Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of September 30, 2026, the Company borrowed $400,000 under the Second Extension Note.

Related Party Loans – Sponsor

On March 29, 2024, the Sponsor advanced the Company $3,500 for working capital purposes. On May 13, 2026, the Sponsor advanced an additional $70,000 to the Company for working capital purposes. On July 10, 2026, the Sponsor advanced an additional $250,000 to the Company for working capital purposes. These advances are non-interest bearing and are due on demand. These related party transaction are included on the accompanying balance sheets as a related party payable. As of September 30, 2026 and December 31, 2025, the Company borrowed $323,500 and $3,500, respectively under the related party payable.

Due to Related Party

During the three and nine months ended September 30, 2026, ZincFive paid certain expenses on behalf of the Company. These expenses consisted of legal fees and totaled $200,000 for the three and nine months ended September 30, 2026. These related party transactions are included on the accompanying balance sheets as a due to related party.

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

In connection with the execution of the SPA, the Company entered into an amendment to its existing registration rights agreement, pursuant to which certain securities issued or issuable in connection with the SPA will be entitled to registration rights following the consummation of the Business Combination. The amendment will become effective upon the consummation of the Business Combination.

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

The Company paid the underwriters a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. On July 9, 2025, the Sponsor converted 4,000,000 Class B ordinary shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Trust Account as a result of their ownership of any Class A ordinary shares issued upon conversion of the Founder Shares. As of September 30, 2026 and December 31, 2025 there were 4,000,000 Class A ordinary shares issued and outstanding (excluding 2,236,713 Class A ordinary shares subject to possible redemption) of which up to 3,435,065 shares are subject to forfeiture immediately prior to the closing of our initial business combination depending on the amount of the proceeds received under the forward purchase agreement or in the event of our liquidation and subsequent dissolution.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 2,422,078 shares of Class B ordinary shares issued and outstanding. Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 8 — WARRANTS

There were 13,490,535 warrants outstanding as of September 30, 2026 and December 31, 2025 which consists of 8,490,535 private and 5,000,000 public warrants. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2026	Level	2025
Assets:
Investments held in Trust Account	1	$26,117,081	1	$25,164,437

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3.

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2026, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the investments held in the Trust Account.

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

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation in order to ensure sufficient capital to complete an initial business combination and meet working capital requirements, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Loss from operations	$1,857,312	$867,835	$4,050,304	$2,209,067

Total other income	236,333	392,610	684,242	2,638,754

Net (loss) income	$(1,620,979)	$(475,225)	$(3,366,062)	$429,687

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2026, the date that the financial statements issued. Based upon this review, other than below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

On October 2, 2026, shareholders holding an aggregate of 609,668 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Company’s Trust Account. As a result, approximately $7.1 million (approximately $11.68 per share) was removed from the Trust Account to pay such holders and approximately $19.0 million remained in the Trust Account. Following the aforementioned redemptions, the Company has 5,627,045 Class A Ordinary Shares outstanding, consisting of 1,627,045 Class A Ordinary Shares originally issued as part of the units sold in the Company’s initial public offering and 4,000,000 Class A Ordinary Shares that were originally issued to SLG SPAC Fund, LLC, the Company’s sponsor, as Class B ordinary shares.

On September 30, 2026, SPKL received a written notice from the Listing Qualifications Department of Nasdaq stating that the SPKL Units, SPKL Class A Ordinary Shares and Public Warrants will be delisted from Nasdaq because SPKL did not complete its initial business combination by September 29, 2026, which is 36 months from the effectiveness of SPKL’s registration statement for the IPO. Accordingly, trading in the SPKL Units, SPKL Class A Ordinary Shares and Public Warrants on Nasdaq was suspended at the opening of business on October 7, 2026. In October 2026, the Company filed Form 25-NSE with the SEC, which will remove such securities from listing and registration on Nasdaq, and subsequently registered the SPKL Units, SPKL Class A Ordinary Shares and Public Warrants on the Pink Limited Market operated on the OTC Market systems under the symbols “SPKLU,” “SPKLF” and “SPKLW,” respectively.

In connection with the September 25, 2026 extraordinary general meeting of shareholders, and as a result of the approval of the proposal to extend the date by which the Company has to consummate a business combination from September 29, 2026 to March 29, 2027, the Sponsor, or its designees, will deposit into the Trust Account, as a loan, beginning on October 1, 2026, an amount equal to $0.015 per public share outstanding after redemptions, up to a maximum aggregate amount of approximately $201,304, or $24,406 per month.

In addition to the Sponsor Contributions, the Company will contribute a one time deposit into the Trust Account in the amount of $0.10 per each public share not redeemed in connection with the September 25, 2026 extraordinary general meeting of shareholders. The Additional Contribution of $162,705 occurred on October 5, 2026 and increased the per share price payable by the Company to its public shareholders in connection with (i) any redemptions relating to the Company’s extraordinary general meeting of shareholders held to approve the proposed business combination with ZincFive, Inc. or (ii) the Company’s liquidation, whichever is earlier. The Additional Contribution is in addition to the monthly Sponsor Contributions.

On November 10, 2026, the Company issued a non – convertible unsecured promissory note (the “Third Extension Note”) in the principal amount of up to $1,000,000 to the Sponsor. The Third Extension Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. The Third Extension Note will assume the existing Related Party Loans – Sponsor balance on the condensed balance sheets. Additionally, borrowings under the Additional Contribution and Sponsor Contributions mentioned above will be made under this Third Extension Note.

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

Following substantive discussions with multiple prioritized targets, in June 2026, we announced that we had entered into an agreement and plan of merger and reorganization with ZincFive, Inc. See the risk factor titled “We may not be able to consummate an initial business combination by September 29, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.” in our Annual Report on Form 10-K for the year ended December 31, 2025. On September 25, 2026, we held an extraordinary general meeting of shareholders where our shareholders approved the proposal to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from September 29, 2026 to March 29, 2027.

We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. In order to finance our working capital needs, SLG SPAC Fund LLC (the “Sponsor”) or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. On January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,900,000 and $1,540,000 as of September 30, 2026 and December 31, 2025, respectively. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non – convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $2,500,000 and 1,700,000 as of September 30, 2026 and December 31, 2025, respectively. The non - convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. We have incurred, or expect to continue to incur, significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful. On September 25, 2026, the Company issued a non – convertible unsecured promissory note in the principal amount of up to $400,000 to the Sponsor. The Second Extension Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. As of September 30, 2026, the Company borrowed $400,000 under the Second Extension Note. On November 10, 2026, the Company issued a non – convertible unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor. The Third Extension Note does not bear interest and is repayable upon the earlier of the consummation of the Company’s initial business combination and the last day that the Company has to complete a business combination. The Third Extension Note will assume the existing Related Party Loans – Sponsor balance on the condensed balance sheets. Additionally, borrowings under the Additional Contribution and Sponsor Contributions mentioned above will be made under this Third Extension Note.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2026 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

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

For the three months ended September 30, 2026, we had net loss of $1,620,979, which consists of operating expenses of $1,677,371 and administration – related party expenses of $179,941 offset by the interest earned on investments held in the Trust Account of $236,332 and interest income of $1.

For the three months ended September 30, 2025, we had a net loss of $475,225, which consists of operating expenses of $595,005 and administration – related party expenses of $272,830 offset by the interest earned on investments held in the Trust Account of $391,382, forgiveness of debt of $1,227, and operating account interest income of $1.

For the nine months ended September 30, 2026, we had net loss of $3,366,062, which consists of operating expenses of $3,530,484 and administration – related party expenses of $519,820, offset by the interest earned on investments held in the Trust Account of $684,239 and operating account interest income of $3.

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

A total of $100,500,000 ($10.05 per Unit, which amount includes $3,500,000 of the underwriters’ deferred discount) of the net proceeds from the sale of Units in the IPO and the Private Placements on October 11, 2023 was placed in a trust account maintained for the benefit of the public shareholders at Continental Stock Transfer & Trust Company, as a trustee and was invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a - 7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Class A ordinary shares included in the Units sold in the IPO if we are unable to complete our initial business combination by March 29, 2027, subject to applicable law or (iii) the redemption of any of the public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if it has not consummated an initial business combination by March 29, 2027 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

As of September 30, 2026, we had $473,001 in our operating bank account, $26,117,081 in the Trust Account and working capital deficit of $7,972,891.

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

For example, in order to finance our working capital needs, on January 28, 2025, we issued a convertible unsecured promissory note in the principal amount of up to $1,900,000 to the Sponsor, of which we borrowed $1,900,000 as of September 30, 2026. The note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. Upon the consummation of a business combination, the Sponsor will have the option, but not the obligation, to convert all or a portion of up to $1,500,000 of the unpaid principal balance of the Note into a number of Working Capital Warrants equal to the principal amount of the Note so converted divided by $1.00. The terms of the Working Capital Warrants will be identical to the terms of the Private Warrants. On June 25, 2025, we issued a non-convertible unsecured promissory note in the principal amount of up to $2,500,000 to the Sponsor, of which we borrowed $2,500,000 as of September 30, 2026. The non-convertible unsecured promissory note does not bear interest and is repayable upon the earlier of the consummation of our initial business combination and the last day that we have to complete a business combination. The notes are subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the note and all other sums payable with regard to the notes becoming immediately due and payable.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205 - 40, Presentation of Financial Statements—Going Concern, the Company was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before March 29, 2027. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to March 29, 2027, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond March 29, 2027, and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. Management has determined that the liquidity condition and timing of liquidation raises substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements. No adjustments have been made to the carrying amounts of assets or liabilities. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be made.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPARK I ACQUISITION CORPORATION

Date: November 13, 2026	By:	/s/ James Rhee
	Name:	James Rhee
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ho Min (Jimmy) Kim
	Name:	Ho Min (Jimmy) Kim
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)